Form 10-K
period 2019-12-31
Arconic Rolled Products Corp
filed 2020-03-30
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-39162

ARCONIC ROLLED PRODUCTS CORPORATION*
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	84-2745636 (I.R.S. Employer Identification No.)
201 Isabella Street, Pittsburgh, Pennsylvania 15212-5872
(Address of principal executive offices) (Zip code)

(412) 992-2500
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act**

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ARNC	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2019, the registrant's common stock was not publicly traded. As of March 19, 2020, there were 109,021,376 shares of common stock, par value $0.01 per share, of the registrant outstanding.***
______________________
* The registrant is currently named Arconic Rolled Products Corporation. The registrant plans to change its name to “Arconic Corporation” in connection with the consummation of the separation described in this Annual Report on Form 10-K.
**“When-issued” trading of Arconic Rolled Products Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and will continue until the distribution date. “Regular-way” trading of Arconic Rolled Products Corporation common stock is expected to begin with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”
*** Following the separation from Arconic Inc. described in this Annual Report on Form 10-K, Arconic Rolled Products Corporation expects to have outstanding 109,021,376 shares of common stock based upon the 436,085,504 shares of Arconic Inc. common stock issued and outstanding on March 19, 2020 and applying the distribution ratio.

Forward-Looking Statements

Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “Arconic,” “Arconic Corporation” or the “Company” refer to Arconic Rolled Products Corporation and its subsidiaries.

This Annual Report on Form 10-K contains (and oral communications made by Arconic Corporation may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic Corporation’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts relating to the rolled aluminum products, aluminum extrusions, and architectural products markets; statements and guidance regarding future financial results or operating performance; statements about Arconic Corporation’s strategies, outlook, business and financial prospects; expectations relating to the growth of the aerospace, ground transportation, industrials, packaging and other end markets; projected sources of cash flow and our ability to optimize cash accessibility and minimize tax expense; existing or potential capital expenditures and investments; statements regarding the industry and our competition, statements regarding potential share gains, potential legal liability, proposed legislation and regulatory action, the possible impacts and our preparedness to respond to implications of coronavirus (COVID-19). These statements reflect beliefs and assumptions that are based on Arconic Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic Corporation believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.

For a discussion of some of the specific factors that may cause Arconic Corporation’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note T to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data. Market projections are subject to the risks discussed in this report and other risks in the market. Arconic Corporation disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I
Item 1. Business.
General
Arconic Rolled Products Corporation is a Delaware corporation with its principal office in Pittsburgh, Pennsylvania. In conjunction with the separation described in this Annual Report on Form 10-K, the registrant plans to change its name to “Arconic Corporation”.
The Company’s Internet address is http://www.arconic.com.  The information on the Company’s Internet site is not a part of, or incorporated by reference in, this annual report on Form 10-K.
The Separation
In February 2019, Arconic Inc. (to be renamed Howmet Aerospace Inc.) (“ParentCo” or "Howmet Aerospace") announced its plan to separate into two independent, publicly traded companies. The separation will occur through a pro rata distribution to the ParentCo stockholders of 100% of the outstanding shares of common stock of Arconic Corporation (the “distribution”), which was formed to hold the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018 (the “Arconic Corporation Businesses”). On February 5, 2020, ParentCo's Board of Directors approved the completion of the separation, which is scheduled to become effective on April 1, 2020 (the “Separation Date”) at 12:01 a.m. Eastern Daylight Time.

In connection with the separation, Arconic Corporation incurred approximately $1.2 billion of indebtedness (see -Indebtedness below) and we expect that:

•
ParentCo will complete the internal reorganization as a result of which Arconic Rolled Products Corporation will become the holding company for the ParentCo operations comprising, and the entities that will conduct, the Arconic Corporation Businesses;

•	ParentCo will change its name to “Howmet Aerospace Inc.”;

•	“Arconic Rolled Products Corporation” will change its name to “Arconic Corporation”; and

•
using a portion of the net proceeds from one or more financing transactions on or prior to the completion of the distribution, Arconic Corporation will make a cash distribution to ParentCo. The payment to ParentCo will be calculated as the difference between (i) the approximately $1,165 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($72 as of December 31, 2019).

“When-issued” trading of Arconic Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and will continue until the distribution date. “Regular-way” trading of Arconic Corporation common stock is expected to begin with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”

At 12:01 a.m., Eastern Time, on April 1, 2020, the distribution date, each ParentCo stockholder will receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock held at the close of business on March 19, 2020, the record date for the distribution. ParentCo stockholders will receive cash in lieu of any fractional shares of Arconic Corporation common stock that they would have received after application of this ratio. Upon completion of the separation, each Arconic stockholder as of the record date will continue to own shares of ParentCo (which, as a result of ParentCo’s name change to Howmet Aerospace Inc., will be Howmet Aerospace shares) and will receive a proportionate share of the outstanding common stock of Arconic Corporation to be distributed. The distribution of Arconic Corporation common stock is subject to the satisfaction or waiver of certain conditions, as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.
Formation of Arconic Corporation
Arconic Rolled Products Corporation was incorporated in Delaware on August 14, 2019 for the purpose of holding the Arconic Corporation Businesses, and will be renamed Arconic Corporation in connection with the separation. As part of the separation, and prior to the distribution, ParentCo and its subsidiaries expect to complete an internal reorganization in order to transfer to Arconic Corporation the Arconic Corporation Businesses that it will hold following the separation. Among other things and subject to limited exceptions, the internal reorganization is expected to result in Arconic Corporation owning, directly or indirectly, the operations comprising, and the entities that conduct, the Arconic Corporation Businesses.

After the separation, Howmet Aerospace and Arconic Corporation will each be separate companies with separate management teams and separate boards of directors. In connection with the separation, we have entered into and will also enter into various other agreements to effect the separation and to provide a framework for our relationship with Howmet Aerospace after the separation, including a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases. These agreements will provide for the allocation between Arconic Corporation and Howmet Aerospace of the assets, employees, liabilities and obligations (including, among others, investments, property and employee benefits and tax-related assets and liabilities) of ParentCo and its subsidiaries attributable to periods prior to, at and after the separation and will govern the relationship between Arconic Corporation and Howmet Aerospace subsequent to the completion of the separation. For additional information regarding the separation agreement and other transaction agreements, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Indebtedness

On February 7, 2020, we closed our offering of $600 million aggregate principal amount of 6.125% second-lien notes due 2028 (the “2028 Notes”). We intend to use a portion of the proceeds from the offering to make a payment to ParentCo to fund the transfer of certain assets from ParentCo to us in connection with the separation and for general corporate purposes. The net proceeds from the offering will be held in escrow until the satisfaction of the escrow release conditions, including the substantially concurrent completion of the separation. Prior to the separation, the 2028 Notes will not be guaranteed. Following the escrow release, the 2028 Notes will be guaranteed by certain of our wholly-owned domestic subsidiaries. Each of the 2028 Notes and the related guarantees will be secured on a second-priority basis by liens on certain assets of ours and the guarantors.

The 2028 Notes and related guarantees were sold in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities Act (the “Securities Act”), and to certain non-United States persons in offshore transactions in accordance with Regulation S under the Securities Act. The 2028 Notes and related guarantees have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States or to, or for the benefit of, US persons absent registration under, or an applicable exemption from, the registration requirements of the Securities Act.

Additionally, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provides a $600 million Senior Secured First-Lien Term B Loan Facility (variable rate and seven-year term) (the “Term Loan”) and a $1.0 billion Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) ("the Credit Facility”), with a syndicate of lenders and issuers named therein (“the Credit Agreement”). The gross availability of $1.0 billion under the Credit Facility is subject to compliance with certain financial covenants based on the trailing twelve months of financial performance. For illustrative purposes, assuming the separation had previously occurred and the capital structure had been in place on December 31, 2019, the pro forma 2019 last twelve months of earnings would have resulted in approximately $760 million of net availability under the Credit Facility. The illustrative availability is based upon a variety of assumptions and, though considered reasonable by the Company, may not be indicative of future availability. We intend to use the proceeds from the Term Loan to make a payment to ParentCo to fund the transfer of certain assets from ParentCo to us in connection with the separation, to pay fees, costs and expenses and for general corporate purposes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about the 2028 Notes and the Credit Facility.
The variable interest rate with respect to the Term Loan is currently based on LIBOR for the relevant interest period plus an applicable margin of 2.75% and the variable commitment fee for undrawn capacity related to the Credit Facility is 0.35%. The provisions of the Term Loan require a mandatory 1% repayment of the initial $600 million borrowing each annual period during the seven-year term. Following the Separation, the Term Loan and the Credit Facility will be guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries. Each of the Term Loan, the Credit Facility, and the related guarantees will be secured on a first-priority basis by liens on certain assets of Arconic Corporation and the guarantors, as defined therein.
The following discussion of Arconic Corporation’s business assumes the completion of the separation and the related transactions described above.
Overview
Arconic Corporation is a global leader in manufacturing aluminum sheet, plate, extrusions and architectural products, serving primarily the ground transportation, aerospace, building and construction, industrial, and packaging end-markets. We maintain a leadership position in our targeted markets through our global footprint of 46 manufacturing, sales and service facilities located across North America, Europe, the United Kingdom, Russia and Asia. For the year ended December 31, 2019, we generated revenues of $7.3 billion and operating income of $277 million.

Description of the Business
Our Portfolio
We manage our business operations through three segments: Rolled Products, Extrusions, and Building and Construction Systems ("BCS").
Rolled Products
Rolled products are used in the production of finished goods ranging from airframes and automotive body panels to industrial plate and brazing sheet. Sheet and plate are used extensively in the transportation industries as well as in building and construction. They are also used for industrial applications such as tooling plate for the production of plastic products.
Arconic Corporation’s Rolled Products segment produces a range of aluminum sheet and plate products for the following markets:
Ground Transportation — provides specialty aluminum sheet and plate products, including auto body sheet, structural reinforcement, proprietary heat exchanger products like multilayer brazing sheet, trailer and cab structures and sheet for fuel tanks.

Aerospace — supplies a wide range of highly differentiated sheet and plate products that meet strict quality requirements for aerospace applications, including polished fuselage sheet, structural parts, aluminum-lithium stringers, and wing skins.
Industrial — supplies a diverse range of industrial solutions for applications that include mold and tooling plate for semiconductors; general engineering/machinery and injection molding applications; specialty finishes for appliances, cosmetic packaging, RVs and vehicle components; tread plate/sheet for toolbox and flooring applications; and circles for cookware.
Packaging — serves the packaging market in Europe and Asia through regional facilities located in Russia and China. The packaging market includes a full range of can stock products, from coated end and tab stock to body stock.
Rolled Products — Competitive Conditions
Arconic Corporation’s Rolled Products segment is one of the leaders in many of the aluminum flat rolled markets in which it participates, including ground transportation (including brazing sheet), aerospace, industrial and packaging markets. While Rolled Products participates in markets where Arconic Corporation believes it has a significant competitive advantage due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products, in certain cases, our competitors are capable of making products similar to Arconic Corporation’s products. We continuously work to maintain and enhance our competitive position through innovation: new alloys such as high-formability automotive alloys, aluminum lithium aerospace alloys, differentiated products such as our 5-layer brazing products and break-through processes such as A951™ bonding technology.
Some of Arconic Corporation’s Rolled Products markets are global and some are more regionally focused. Participation in these segments by competitors varies. For example, Novelis is the largest flat rolled products producer competing in automotive, but it does not participate in the aerospace market. On the other hand, Kaiser participates in aerospace, but does not participate in the automotive sheet market. Other competitors include Aleris, AMAG, Constellium, Hydro, Kobe, Nanshan, and UACJ.
Additionally, there are a number of new competitors emerging, particularly in China and other developing economies. Arconic Corporation expects that this competitive pressure will continue and increase in the future as customers seek to globalize their supply bases in order to reduce costs.
List of Major Competitors for Rolled Products:

Aleris	Hydro (Norway)	Nanshan (China)
AMAG (Austria)	Kaiser Aluminum	Novelis
Constellium (Netherlands)	Kobe (Japan)	UACJ (Japan)
Granges (Sweden)
Rolled Products Principal Facilities

Country	Location	Products
Brazil	Itapissuma(1)	Specialty Foil
China	Kunshan	Sheet and Plate
	Qinhuangdao(2)	Sheet and Plate
Hungary	Székesfehérvár	Sheet and Plate/Slabs and Billets
Russia	Samara	Sheet and Plate/Extrusions and Forgings
United Kingdom	Birmingham	Plate
United States	Davenport, IA	Sheet and Plate
	Danville, IL	Sheet and Plate
	Hutchinson, KS	Sheet and Plate
	Lancaster, PA	Sheet and Plate
	Alcoa, TN(3)	Sheet
	San Antonio, TX(4)	Sheet
	Texarkana, TX(2)(5)	Slabs
___________________

(1)    On August 23, 2019, we reached an agreement to sell the aluminum rolling mill in Itapissuma, Brazil to Companhia Brasileira de Aluminio. The transaction closed February 1, 2020.
(2)    Leased property or partially leased property.
(3)    In February 2019, we announced an investment of approximately $100 million to expand our hot mill capability and add downstream equipment capabilities to manufacture industrial and automotive aluminum products in our Alcoa, Tennessee facility. This project began in early 2019 and is expected to be completed by the end of 2020.
(4)     We curtailed operations in San Antonio in late December 2019.
(5)    The aluminum slab that is cast at Texarkana is turned into aluminum sheets at our expanded automotive facility in Davenport, Iowa and our rolling mill in Lancaster, Pennsylvania. In October 2018, we sold the rolling mill and cast house to Ta Chen International, Inc. and leased the cast house building and equipment for a term of 18 months.  Our lease expires April 30, 2020.
Extrusions
Arconic Corporation’s Extrusions segment produces a range of extruded products, including aerospace shapes (wing stringer, floor beams, fuselage, cargo), automotive shapes (driveshafts, anti-lock brake housings, turbo charger), seamless tube, hollows, mortar fins and high strength rod and bar. With process and product technologies that include large and small extrusion presses, integrated cast houses, horizontal heat treat furnaces, vertical heat treat furnaces, annealing furnaces, induction billet heating and ultrasonic inspection capabilities, Arconic Corporation’s Extrusions operating segment serves a broad range of customers in several of our core market segments, including the following:
Ground Transportation — provides aluminum extrusions for applications that include drive shafts for the automotive market and aluminum frame rails for the commercial transportation market.
Aerospace — supplies a wide range of applications for commercial airframes.
Industrial — supplies a diverse range of industrial solutions for applications that include rods and bars for building supplies and other industrial applications.
Arconic Corporation’s Extrusions plants are strategically located in close proximity to key customers, which offers a competitive advantage for markets that require products within short lead times. It also fosters close collaboration with customers who work with us to develop solutions that drive performance, safety and efficiency in their end products.
Extrusions — Competitive Conditions
The Extrusions segment is a leader in many of the markets in which it participates, including aerospace, automotive (including driveshafts) and industrial markets. While Extrusions participates in markets where Arconic Corporation believes we have a significant competitive position due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products, in certain cases, our competitors are capable of making products similar to Arconic Corporation’s products. We continuously work to maintain and enhance our competitive position through innovation: new alloys such as aluminum lithium aerospace alloys and differentiated products.
Some of Arconic Corporation’s Extrusions markets are worldwide and some are more regionally focused. Participation in these segments by competitors varies. For example, UAC is the largest competitor in aerospace extrusions, but it does not participate in the drawn tubing market. On the other hand, Unna participates in drawn tubing, but they do not compete in extrusions. Other competitors include Kaiser, Constellium, Otto Fuchs, Taber, Ye Fong, and Impol.
Additionally, there are a number of other competitors emerging, particularly in China and other developing economies. We expect that this competitive pressure will continue and increase in the future as customers seek to globalize their supply bases in order to reduce costs.
List of Major Competitors for Extrusions:

Constellium (France)	Otto Fuchs (Germany)	Unna (Germany)
Impol (Poland)	Taber (USA)	Ye Fong (Taiwan)
Kaiser (USA)	UAC (USA/Romania)

Extrusions Principal Facilities

Country	Location	Products
Germany	Hannover(1)	Extrusions
South Korea	Kyoungnam(2)	Extrusions
United States	Chandler, AZ(1)	Extrusions
	Lafayette, IN	Extrusions
	Baltimore, MD(1)	Extrusions
	Massena, NY(1)	Extrusions
___________________
(1)    Leased property or partially leased property.
(2)    In October 2019, Arconic Corporation reached an agreement to sell its hard alloy extrusions plant in South Korea. This transaction was completed on March 1, 2020.
Building and Construction Systems
Our BCS business manufactures differentiated products and building envelope solutions, including entrances, curtain walls, windows, composite panel and coil coated sheet. The business operates in two market segments: architectural systems, which carry the Kawneer® brand, and architectural products, which carry the Reynobond® and Reynolux® brands. The BCS business has competitive positions in both market segments, attributable to its strong brand recognition, high quality products and strong relationships through the building and construction value chain.
As the inventor of the modern storefront more than 100 years ago, our Kawneer® branded architectural systems products include windows, doors and curtain walling. Kawneer is a premium brand, known for the breadth, depth and performance of its product portfolio and is a leading manufacturer of architectural systems in North America, with an established presence in Europe. Key customers of this market segment include fabricators and glazing subcontractors.
The Reynobond and Reynolux brands deliver innovative exterior and interior cladding and coil coated sheet solutions with end uses that include building façades, retail, sign and display, interior applications and various industrial applications. Reynobond is composite material that consists of an extruded core that is fused between two sheets of coil-coated aluminum and Reynolux is coil-coated aluminum sheet that can be sold in coil or flat-sheet form. Key customers include metal fabricators and installers.
BCS differentiates itself through its global footprint and by offering a broad portfolio of building envelope products that span the range of building end-use and building complexities. Architects, general contractors and fabricators consider BCS a go-to provider of products that are offered as systems and are localized to address functional and building code requirements. We believe that our products and systems have a reputation for quality and reliability.
Building and Construction Systems — Competitive Conditions
In North America, Arconic Corporation’s BCS segment primarily competes in the nonresidential building segment. In Europe, it competes in both the residential and the nonresidential building segments. Arconic Corporation’s competitive advantage is based on strong brands, innovative products, customer intimacy and technical services.
In the architectural systems market, Arconic Corporation competes with regional competitors like Apogee, YKK, and Oldcastle in North America and Schüco, Hydro/SAPA and Reynaers in Europe. The competitive landscape in the architectural systems market has been relatively stable since the mid-2000s, with the major competitors in North America and Europe remaining constant, despite some industry consolidation in North America during the late 2000s.
The primary product categories in architectural products are aluminum composite material and coil coated sheet. The architectural products business is a more global market and is primarily served by subsidiaries of larger companies like Alpolic (Mitsubishi Corporation), Alucobond (Schweiter Technologies) and Novelis (Aditya Birla Group).
List of Major Competitors for Architectural Systems:

•	North America — Apogee, Oldcastle and YKK

•	Europe — Schüco (Germany), Hydro/SAPA (Norway), Reynaers (Belgium) and Corialis (Belgium)

List of Major Competitors for Architectural Products:

•	Composite Material — Alucobond, Alucoil and Alpolic

•	Coil Coated Sheet — Euramax, Novelis and Hydro
Building and Construction Systems Principal Facilities

Country	Location	Products
Canada	Lethbridge, Alberta	Architectural Products and Systems
France	Merxheim(1)	Architectural Products
United Kingdom	Runcorn	Architectural Products and Systems
United States	Springdale, AR	Architectural Products and Systems
	Visalia, CA	Architectural Products and Systems
	Eastman, GA	Architectural Products
	Bloomsburg, PA	Architectural Products and Systems
	Cranberry, PA	Architectural Products and Systems
___________________
(1)    Leased property or partially leased property.
Principal facilities are listed, and do not include 20 locations that serve as service centers or administrative offices. The service centers perform light manufacturing, such as assembly and fabrication of certain products.
Major Product and Customer Revenues
Products that contributed 10% or more to combined revenues were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Rolled products	77%	75%	75%
Architectural systems	15%	15%	16%
Sales to Arconic Corporation’s largest customer, Ford, accounted for 13% of our total revenue for 2019. These sales were made under various contracts relating to Ford vehicle programs, such as the F-150, F-250/350, Explorer and Navigator vehicles. The loss of sales to Ford under all of these contracts could have a material adverse effect on our business if such sales are not replaced by sales to other customers. No other customer accounted for 10% or more of our total revenue in 2019.
Customer and Distribution Channel
Rolled Products and Extrusions
Arconic Corporation’s Rolled Products group and Extrusions group have two primary sales channels for the segments in which we operate: direct sales to our customers and sales to distributors.
Direct Sales
Arconic Corporation’s Rolled Products group and Extrusions group supply various segments all over the world through a direct sales force operating from individual facilities or sales offices. The direct sales channel typically serves very large, sophisticated customers and OEMs, but can also service medium and small size customers as well. Long-standing relationships are maintained with leading companies in industries using aluminum rolled and extruded products. Supply contracts for large global customers generally range from one to five years in length and historically, in segments such as aerospace, there has been a high degree of renewal business with these customers. As the manufacture of aluminum-intensive and higher content aluminum vehicles continues to grow, we continue to develop long-term relationships with the automotive OEMs. In some cases, the products Arconic Corporation supplies are proprietary in nature. Further, certain industries, such as automotive and aerospace, and their related customers require suppliers to complete a rigorous qualification process; the ability to obtain and maintain these qualifications is an important part of doing business in these segments. A customer’s cost to switch and either find a new product or qualify a new supplier can be significant, so it is in both the customer’s and the supplier’s best interest to maintain these relationships.
Distributors
Arconic Corporation’s Rolled Products group and Extrusions group also sell their products through third-party distributors. Customers of distributors are typically widely dispersed, and sales through this channel are usually highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use segments in smaller quantities.
BCS
Arconic Corporation’s BCS business supplies architectural facade systems and products principally in North America and Europe but also globally through both direct sales and distributors. Its typical customers are installers or fabricators who purchase product on a project-by-project basis. Long-standing relationships are maintained with its leading customers. BCS also maintains an e-commerce platform for numerous standard architectural products for use by its North American customers and offers standard architectural products for purchase in its service centers.
Sources and Availability of Raw Materials
Important raw materials used by Arconic Corporation are: primary aluminum for remelting (sows, t-bars, and ingots, including high purity and off-grade), aluminum alloyed and unalloyed casthouse products (including rolling slab and billet), aluminum scrap, alloying materials (including, but not limited to, magnesium, copper, and zinc), aluminum coil, electricity, natural gas, coatings, lube oil, packaging materials, and resin. Generally, other materials are purchased from third-party suppliers under competitively priced supply contracts or bidding arrangements. We believe that the raw materials necessary to the Arconic Corporation businesses are and will continue to be available.
Patents, Trade Secrets and Trademarks
We believe that our domestic and international patent, trade secret and trademark assets provide us with a significant competitive advantage. Our rights under our patents, as well as the products made and sold under them, are important to us as a whole, and to varying degrees, important to each business segment. The patents owned by us generally concern metal alloys, particular products, manufacturing equipment or techniques. The Arconic Corporation business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, we continue to pursue patent protection in jurisdictions throughout the world. As of December 31, 2019, our worldwide patent portfolio consists of approximately 631 granted patents and 254 pending patent applications.
We also have a significant number of trade secrets, mostly regarding manufacturing processes and material compositions that give us important advantages in our markets. We continue to strive to improve those processes and generate new material compositions that provide additional benefits.
With respect to domestic and foreign trademarks, we have many that have significant recognition within the markets that are served. Examples include the name “Arconic” and the Arconic symbol for aluminum products, Kawneer for building panels, and Reynobond and Reynolux for architectural products. As of December 31, 2019, our worldwide trademark portfolio consists of approximately 616 registered trademarks and 457 pending trademark applications. Our rights under our trademarks are important to us as a whole and, to varying degrees, important to each business segment.
Research and Development
We engage in research and development programs that include process and product development, and basic and applied research. Throughout 2019, we continued working on new developments and leveraging new technologies. The Arconic Technology Center (ATC), located in New Kensington, Pennsylvania, serves as the headquarters for our research and development efforts, and we also have R&D facilities in Norcross, Georgia, Merxheim, France, Vendargues, France, and Harderwijk, Netherlands. These facilities focus on innovation and have given us a leading position in the development of proprietary next-generation specialty alloys and manufacturing processes as evidenced by our robust intellectual property portfolio.
Environmental Matters
Approved capital expenditures for new or expanded facilities for environmental control are $9.2 million for 2020 and estimated expenditures for such purposes are $12.6 million for 2021. Information relating to environmental matters is included in Note T to the Combined Financial Statements under the caption “Contingencies and Commitments — Contingencies - Environmental Matters.”

Employees
Total worldwide employment at the end of 2019 was approximately 15,400 employees with plant operations in 10 countries. Many of these employees are represented by labor unions. We believe that relations with our employees and any applicable union representatives generally are good.
In the United States, approximately 4,300 employees are represented by various labor unions. The largest collective bargaining agreement is the master collective bargaining agreement between us and the United Steelworkers (“USW”). The USW master agreement covers approximately 3,300 employees at four U.S. locations. The current labor agreement expires on May 15, 2022. There are eight other collective bargaining agreements in the United States with varying expiration dates.
On a regional basis, there are agreements between Arconic Corporation and unions with varying expiration dates that cover employees in Europe, Russia, North America, South America, and Asia.

Item 1A. Risk Factors.
Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition, or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially adversely affect us in future periods
Risks Related to Our Business
Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond our control.
Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The recent novel strain of COVID-19, initially limited to a region in China and now affecting the global community, including the United States, is expected to impact our operations, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.
As a result of COVID-19 and the measures designed to contain its spread, our sales globally, including to customers in the aerospace and automotive industries that are impacted by COVID-19, could be negatively impacted as a result of disruption in demand, which could have a material adverse effect on our business, results of operations and financial condition. For example, several of our automotive and aerospace customers have temporarily suspended operations, including our largest customer, Ford, which suspended its North American operations beginning on March 19, 2020 and have announced they are targeting to restart at least a portion of these operations on April 14, 2020. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition. Additionally, our availability under the Credit Facility could be impacted by a number of factors, including but not limited to any impact by disruptions to our operations and financial performance, including due to the recent COVID-19 pandemic.
The markets for our products are highly cyclical and are influenced by a number of factors, including global economic conditions.
We are subject to cyclical fluctuations in global economic conditions and lightweight metals end-use markets. Our many products are sold to industries that are cyclical, such as the aerospace, automotive, commercial transportation and building and construction industries, and the demand for our products are sensitive to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of changes in regional or worldwide economies, currency exchange rates, energy prices or other factors beyond our control.
In particular, we derive a significant portion of our revenue from products sold to the aerospace industry, which can be highly cyclical and reflective of changes in the general economy. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries may face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S., regional and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism, health and safety concerns, environmental constraints imposed upon aircraft operators, the retirement of older aircraft, the performance and cost of alternative materials, and technological improvements to aircraft.
Further, the demand for our ground transportation products is driven by the number of vehicles produced by automotive and commercial transportation manufacturers and volume of aluminum content per vehicle. The automotive industry is sensitive to general economic conditions, including credit markets and interest rates, and consumer spending and preferences regarding vehicle ownership and usage, vehicle size, configuration and features. Automotive and commercial transportation sales and production can also be affected by other factors, including the age of the vehicle fleet and related scrap rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, health and safety concerns and levels of competition both within and outside of the aluminum industry.
Our products are used in a variety of industrial applications, including mold and tooling plate for semiconductors; general engineering/machinery and injection molding applications; specialty finishes for appliances, cosmetic packaging, and vehicle components; tread plate and sheet; and building and construction products. The common alloy sheet market, which is a significant portion of the total industrial products market, is particularly sensitive to the volume imports of common alloys into the United States. The implementation of anti-dumping and countervailing duties imposed on Chinese common alloy sheet during 2018 has led to a significant decrease in the volume of imports from China. However, that decrease has resulted in a significant increase in imports of common alloy into the United States from other countries, which could lead to softening prices and market saturation.
We are unable to predict the future course of industry variables, the strength of the U.S., regional or global economies, or the effects of government actions. Negative economic conditions, such as a major economic downturn, a prolonged recovery period, or disruptions in the financial markets, could have a material adverse effect on our business, financial condition or results of operations.
We face significant competition, which may have an adverse effect on profitability.
As discussed in Part I, Item 1. Business “Our Portfolio-Rolled Products—Rolled Products—Competitive Conditions,” “Our Portfolio—Extrusions—Extrusions Competitive Conditions,” and “Our Portfolio—Building and Construction Systems—Building and Construction Systems Competitive Conditions,” the markets for our products are highly competitive. Our competitors include a variety of both U.S. and non-U.S. companies in all major markets. New product offerings, new technologies in the marketplace or new facilities may compete with or replace our products. The willingness of customers to accept substitutes for our products , the ability of large customers to exert leverage in the marketplace to affect the pricing for our products, and technological advancements or other developments by or affecting our competitors or customers could adversely affect our business, financial condition or results of operations.
In addition, we may face increased competition due to industry consolidation. As companies attempt to strengthen or maintain their market positions in an evolving industry, companies could be acquired or merged. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Industry consolidation may result in stronger competitors who are better able to obtain favorable terms from suppliers or who are better able to compete as sole-source vendors for customers. Consolidation within our customer base may result in customers who are better able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Moreover, if, as a result of increased leverage, customers require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell certain products to a particular customer, or not to sell certain products at all, which would decrease our revenue. Consolidation within our customer base may also lead to reduced demand for our products, a combined entity replacing our products with those of our competitors, and cancellations of orders. The result of these developments could have a material adverse effect on our business, operating results and financial condition.
We could be adversely affected by the loss of key customers or significant changes in the business or financial condition of our customers.
We have long-term contracts with a significant number of our customers, some of which are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or favorably re-price such agreements, or a material deterioration in or termination of these customer relationships, could result in a reduction or loss in customer purchase volume or revenue.
Additionally, a significant downturn or deterioration in the business or financial condition or loss of a key customer could affect our financial results. Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their businesses. For example, in 2019, Boeing announced a temporary reduction in the production rate of, and subsequently announced a temporary suspension of production of, the Boeing 737 MAX aircraft, which has resulted in, and is expected to continue to result in, a reduction in sales of aluminum sheet and plate products that we produce for Boeing airplanes. The Boeing 737 MAX represents less than 8% of our annual revenue and gross margin for Arconic Corporation, including direct sales to Boeing and sales to its supply chain. As no firm timeline has been established for either the adjustment of Boeing’s manufacturing plans, or for returning the aircraft into service, we are currently unable to definitively quantify any such potential impact.
Our customers may also change their business strategies or modify their business relationships with us, including to reduce the amount of our products they purchase or to switch to alternative suppliers. If our customers reduce, terminate or delay purchases from us due to the foregoing factors or otherwise and we are unsuccessful in replacing such business in whole or in part or replaces it with less profitable business, our financial condition and results of operations may be adversely affected.
We could encounter manufacturing difficulties or other issues that impact product performance, quality or safety, which could affect our reputation, business and financial statements.
The manufacture of many of our products is a highly exacting and complex process. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols, specifications and procedures, including those related to quality or safety, problems with raw materials, supply chain interruptions, natural disasters, health pandemics (including COVID-19) labor unrest, and environmental factors. Such problems could have an adverse impact on our ability to fulfill orders or on product quality or performance. Product manufacturing or performance issues could result in recalls, customer penalties, contract cancellation and product liability exposure. Because of approval, license and qualification requirements applicable to manufacturers and/or their suppliers, alternatives to mitigate manufacturing disruptions may not be readily available to us or our customers. Accordingly, manufacturing problems, product defects or other risks associated with our products, could result in significant costs to and liability for us that could have a material adverse effect on our business, financial condition or results of operations, including the payment of potentially substantial monetary damages, fines or penalties, as well as negative publicity and damage to our reputation, which could adversely impact product demand and customer relationships.
Our business depends, in part, on our ability to meet increased program demand successfully and to mitigate the impact of program cancellations, reductions and delays.
We are under contract to supply aluminum sheet, plate and extrusions for a number of new and existing commercial and general aviation aircraft programs, as well as aluminum sheet and extrusions for a number of aluminum-intensive automotive vehicle programs. Many of these programs are scheduled for production increases over the next several years. If we fail to meet production levels or encounters difficulty or unexpected costs in meeting such levels, it could have a material adverse effect on our business, financial condition or results of operations. Similarly, program cancellations, reductions or delays could also have a material adverse effect on our business.
Product liability, product safety, personal injury, property damage, and recall claims and investigations may materially affect our financial condition and damage our reputation.
The manufacture and sale of our products exposes us to potential product liability, personal injury, property damage and related claims. These claims may arise from failure to meet product specifications, design flaws in our products, malfunction of our products, misuse of our products, use of our products in an unintended, unapproved or unrecommended manner, or use of our products with systems not manufactured or sold by us. New data and information, including information about the ways in which our products are used, may lead us regulatory authorities, government agencies or other entities or organizations to publish guidelines or recommendations, or impose restrictions, related to the manufacturing or use of our products.
In the event that a product of ours fails to perform as expected, regardless of fault, or is used in an unexpected manner, and such failure or use results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims, or may be required or requested by our customers to participate in a recall or other corrective action involving such product. In addition, if a product of ours is perceived to be defective or unsafe, sales of our products could be diminished, our reputation could be adversely impacted and we could be subject to further liability claims. Moreover, events that give rise to actual, potential or perceived product safety concerns could expose us to government investigations or regulatory enforcement action.
There can be no assurance that we will be successful in defending any such proceedings or that insurance available to us will be sufficient to cover any losses associated with such proceedings. An adverse outcome in one or more of these proceedings or investigations could have a material adverse effect on our business, financial condition or profitability; impose substantial monetary damages and/or non-monetary penalties; result in additional litigation, regulatory investigations or other proceedings involving us; result in loss of customers; require changes to our products or business operations; damage our reputation and/or negatively impact the market price of our common stock. Even if we successfully defend against these types of claims, we could still be required to spend a substantial amount of money in connection with legal proceedings or investigations with respect to such claims; our management could be required to devote significant time, attention and operational resources responding to and defending against these claims and responding to these investigations; and our reputation could suffer. Product liability claims and related lawsuits and investigations, product recalls, and allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on our business, financial condition and reputation and on our ability to attract and retain customers.

For further discussion of potential liability associated with some of our products, including proceedings and investigations relating to the June 13, 2017 fire at the Grenfell Tower in London, U.K., see “Part 1-Item 3. Legal Proceedings.”
Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities.
We have operations or activities in numerous countries and regions outside the United States, including Europe, the United Kingdom, Canada, China and Russia. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade, including:

•
economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations and policies, such as those related to tariffs, sanctions and trade barriers (including tariffs imposed by the United States as well as retaliatory tariffs

•	imposed by China or other foreign entities), taxation, exchange controls, employment regulations and repatriation of assets or earnings;

•
geopolitical risks such as political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions, and renegotiation or nullification of existing agreements;

•	war or terrorist activities;

•	kidnapping of personnel;

•
major public health issues such as an outbreak of a pandemic or epidemic (such as the recent novel strain of coronavirus (“COVID-19”),which has resulted in travel restrictions and shutdown of certain businesses globally, Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 virus, or the Ebola virus), which could cause disruptions in our operations, workforce, supply chain and/or customer demand;

•	difficulties enforcing contractual rights and intellectual property, including a lack of remedies for misappropriation, in certain jurisdictions;

•
changes in trade and tax laws that may impact our operations and financial condition and/or result in our customers being subjected to increased taxes, duties and tariffs and reduce their willingness to use our services in countries in which we are currently manufacturing their products;

•	rising labor costs;

•	labor unrest, including strikes;

•	compliance with antitrust and competition regulations;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	compliance with the Foreign Corrupt Practices Act and other anti-bribery and corruption laws;

•
compliance with U.S. laws concerning trade, including the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions, regulations and embargoes administered by the U.S. Department of Treasury’s Office of Foreign Assets Control;

•	imposition of currency controls; and

•	adverse tax laws and audit rulings.
Although the effect of any of the foregoing factors is difficult to predict, any one or more of them could adversely affect our business, financial condition, or results of operations. Our international operations subject us to complex and dynamic laws and regulations that, in some cases, could result in conflict or inconsistency between applicable laws and/or legal obligations. While we believe we have adopted appropriate risk management, compliance programs and insurance arrangements to address and reduce the associated risks, such measures may provide inadequate protection against costs, penalties, liabilities or other potential risks such as loss of export privileges or repatriation of assets that may arise from such events.

A material disruption of our operations, particularly at one or more of our manufacturing facilities, could adversely affect our business.
If our operations, particularly one of our manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, theft, sabotage, adverse weather conditions, public health crises, labor disputes or other reasons, we may be unable to effectively meet our obligations to or demand from our customers, which could adversely affect our financial performance.
Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to incur costs for premium freight, make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost profits or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, results of operations, financial condition and cash flow.
We may be unable to realize future targets or goals established for our business segments, or complete projects, at the levels, projected costs or by the dates targeted.
From time to time, we may announce future targets or goals for our business, which are based on our then current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Future targets and goals reflect our beliefs and assumptions and our perception of historical trends, then current conditions and expected future developments, as well as other factors appropriate in the circumstances. As such, targets and goals are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events, including the risks discussed therein. The actual outcome may be materially different. There can be no assurance that any targets or goals established by us will be accomplished at the levels or by the dates targeted, if at all. Failure to achieve our targets or goals may have a material adverse effect on our business, financial condition, results of operations or the market price of our securities.
In addition, the implementation of our business strategy may involve the entry into and the execution of complex projects, which place significant demands on our management and personnel, and may depend on numerous factors beyond our control. There can be no assurance that such projects will be completed within budgeted costs, on a timely basis, or at all, whether due to the risks described herein, or other factors. The failure to complete a material project as planned, or a significant delay in a material project, whatever the cause, could have an adverse effect on our business, financial condition, or results of operations.
Information technology system failures, cyber-attacks and security breaches may threaten the integrity of our intellectual property and sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on our financial condition and results of operations.
We rely on our information technology systems to manage and operate our business, process transactions, and summarize our operating results. Our information technology systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, and catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by employees. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, financial condition or results of operations.
We also face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers and vendors. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches.
We believe that we face the threat of cyber-attacks due to the industries we serve, the locations of our operations and our technological innovations. We have experienced cybersecurity attacks in the past, including breaches of our information technology systems in which information was taken, and may experience them in the future, potentially with more frequency or sophistication. Based on information known to date, past attacks have not had a material impact on our financial condition or results of operations. However, due to the evolving nature of cybersecurity threats, the scope and impact of any future incident cannot be predicted. We employ a number of measures to protect and defend against cyber-attacks, including technical security controls, data encryption, firewalls, intrusion prevention systems, anti-virus software and frequent backups. Additionally, we conduct regular periodic training of our employees regarding the protection of sensitive information which includes training intended to prevent the success of “phishing” attacks. While we continually works to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. In addition, such attacks or breaches could require significant management attention and resources and could result in the diminution of the value of our investment in research and development.
Our enterprise risk management program and disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from cyber-attacks and security breaches. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-attack or security breach. However, a breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial condition or the market price of our securities.
We may be unable to develop innovative new products or implement technology initiatives successfully.
Our competitive position and future performance depends, in part, on our ability to:

•	identify and evolve with emerging technological and broader industry trends in our target end-markets;

•	identify and successfully execute on a strategy to remain an essential and sustainable element of our customers’ supply chains;

•	fund, develop, manufacture and bring innovative new products and services to market quickly and cost-effectively;

•	monitor disruptive technologies and understand customers’ and competitors’ abilities to deploy those disruptive technologies; and

•	achieve sufficient return on investment for new products based on capital expenditures and research and development spending.
We are working on new developments for a number of strategic projects, including alloy development, engineered finishes and product design, high speed continuous casting and rolling technology and other advanced manufacturing technologies. For more information on our research and development programs, see Part I, Item 1. Business "Research and Development.”
While we intend to continue to commit substantial financial resources and effort to the development of innovative new products and services, we may not be able to successfully differentiate our products or services from those of our competitors or match the level of research and development spending of our competitors, including those developing technology to displace our current products. In addition, we may not be able to adapt to evolving markets and technologies or achieve and maintain technological advantages. There can be no assurance that any of our new products or services, development programs or technologies will be commercially adopted or beneficial to us.
We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.
We own important intellectual property, including patents, trademarks, copyrights and trade secrets. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Despite our controls and safeguards, our technology may be misappropriated by our employees, our competitors or other third parties. The pursuit of remedies for any misappropriation of our intellectual property is expensive and the ultimate remedies may be deemed insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of our intellectual property increases despite efforts we undertake to protect it. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business and competitive position.

A decline in our financial performance or outlook or a deterioration in our credit profile could negatively impact our access to the capital markets and commercial credit, reduce our liquidity, and increase our borrowing costs.
We have significant capital requirements and may require, in the future, the issuance of debt to fund our operations and contractual commitments or to pursue strategic acquisitions. A decline in our financial performance or outlook due to internal or external factors could affect our access to, and the availability or cost of, financing on acceptable terms and conditions. There can be no assurance that we will have access to the capital markets on terms we find acceptable.
We expect to request that the major credit rating agencies evaluate our creditworthiness and give us specified credit ratings. These ratings would be based on a number of factors, including our financial strength and financial policies as well as our strategies, operations and execution. These credit ratings are limited in scope, and do not address all material risks related to investment in us, but rather reflect only the view of each rating agency at the time the rating is issued. Nonetheless, the credit ratings we receive will impact our borrowing costs as well as the terms upon which we will have access to capital. Failure to obtain sufficiently high credit ratings could adversely affect the interest rate in future financings, our liquidity or our competitive position, and could also restrict our access to capital markets.
There can be no assurance that one or more of the rating agencies will not take negative actions with respect to our ratings in the future. Increased debt levels, macroeconomic conditions, a deterioration in our debt protection metrics, a contraction in our liquidity, or other factors could potentially trigger such actions. A rating agency may lower, suspend or withdraw entirely a rating or place it on negative outlook or watch if, in that rating agency’s judgment, circumstances so warrant. A downgrade of our credit ratings by one or more rating agencies could result in adverse consequences, including: adversely impact the market price of our securities; adversely affect existing financing; limit access to the capital (including commercial paper) or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all; result in more restrictive covenants in agreements governing the terms of any future indebtedness that we incur; increase the cost of borrowing or fees on undrawn credit facilities; or result in vendors or counterparties seeking collateral or letters of credit from us.
Limitations on our ability to access the global capital markets, a reduction in our liquidity or an increase in borrowing costs could materially and adversely affect our ability to maintain or grow our business, which in turn may adversely affect our financial condition, liquidity and results of operations.
Our business and growth prospects may be negatively impacted by limits in our capital expenditures.
We require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of our existing facilities. Insufficient cash generation or capital project overruns may negatively impact our ability to fund as planned our sustaining and return-seeking capital projects. Over the long term, Arconic Corporation’s our to take advantage of improved market conditions or growth opportunities in our businesses may be constrained by earlier capital expenditure restrictions, which could adversely affect the long-term value of our business and our position in relation to our competitors.
An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect Arconic Corporation’s results of operations or amount of pension funding contributions in future periods.
Our results of operations may be negatively affected by the amount of expense we record for our pension and other post-retirement benefit plans, reductions in the fair value of plan assets and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with GAAP.
These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other post-retirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For a discussion regarding how our financial statements can be affected by pension and other post-retirement benefits accounting policies, see Note B to the Combined Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans.
Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our future profitability.
We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. The assumptions include assessments of our future earnings that could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures.
Corporate tax law changes continue to be analyzed in the United States and in many other jurisdictions. In particular, on December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, significantly reforming the Code. During 2018, the Internal Revenue Service (the “IRS”) began a number of guidance projects which serve to both interpret and implement the 2017 Act. Those guidance projects, which include both Proposed and Final Treasury Regulations, have continued in 2019 and may continue into 2020. We continue to review the components of the 2017 Act, as well as the ongoing interpretive guidance, and evaluate our consequences. As such, the ultimate impact of the 2017 Act may differ from reported amounts due to, among other things, changes in interpretations and assumptions we have made to date; and actions we may take as a result of the 2017 Act and related guidance. These changes to the U.S. corporate tax system could have a substantial impact, positive or negative, on our future effective tax rate, cash tax expenditures, and deferred tax assets and liabilities.
We may be unable to realize the expected benefits from acquisitions, divestitures, joint ventures and strategic alliances.
We have made, and may continue to plan and execute, acquisitions and divestitures and take other actions to grow our business or streamline our portfolio. There is no assurance that anticipated benefits will be realized. Acquisitions present significant challenges and risks, including our effective integration of the acquired business, unanticipated costs and liabilities, and the ability to realize anticipated benefits, such as growth in market share, revenue or margins, at the levels or in the timeframe expected. We may be unable to manage acquisitions successfully. Additionally, adverse factors may prevent us from realizing the benefits of our growth projects, including unfavorable global economic conditions, currency fluctuations, or unexpected delays in target timelines.
With respect to portfolio optimization actions such as divestitures, curtailments and closures, we may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from customers, suppliers, unions, local or national governments, or other stakeholders. In addition, we may retain unforeseen liabilities for divested entities or businesses, including, but not limited to, if a buyer fails to honor all commitments. Our business operations are capital intensive, and curtailment or closure of operations or facilities may include significant charges, including employee separation costs, asset impairment charges and other measures.
In addition, we have participated in, and may continue to participate in, joint ventures, strategic alliances and other similar arrangements from time to time. Although we have, in connection with past and existing joint ventures, sought to protect our interests, joint ventures and strategic alliances inherently involve special risks. Whether or not we hold majority interests or maintains operational control in such arrangements, our partners may:

•	have economic or business interests or goals that are inconsistent with or opposed to ours;

•	exercise veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;

•	take action contrary to our policies or objectives with respect to investments; or

•
as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance or other agreements, such as contributing capital to expansion or maintenance projects.

There can be no assurance that acquisitions, growth investments, divestitures, closures, joint ventures, strategic alliances or similar arrangements will be undertaken or completed in their entirety as planned or that they will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, currency fluctuations, political risks, or other factors.
Our business could be adversely affected by increases in the cost of aluminum or volatility in the availability or cost of other raw materials.
We derive a significant portion of our revenue from aluminum-based products. The price of primary aluminum has historically been subject to significant cyclical price fluctuations, and the timing of changes in the market price of aluminum is largely unpredictable. Although our pricing of products is generally intended to pass substantially all the risk of metal price fluctuations on to our customers or is otherwise hedged, there are situations where we are unable to pass on the entire cost of increases to our customers and there is a potential time lag on certain products between increases in costs for aluminum and the point when we can implement a corresponding increase in price to our customers and/or there are other timing factors that may result in our exposure to certain price fluctuations which could have a material adverse effect on our business, financial condition or results of operations. Further, since metal prices fluctuate among the various exchanges, our competitors may enjoy a metal price advantage from time to time.
We may be adversely affected by changes in the availability or cost of other raw materials (including, but not limited to, copper, magnesium and zinc), as well as freight costs associated with transportation of raw materials. The availability and costs of certain raw materials necessary for the production of our products may be influenced by private or government entities, including mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental regulations), labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, market forces of supply and demand, and inflation. In addition, from time to time, commodity prices may fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. We may be unable to offset fully the effects of raw material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. Shortages or price fluctuations in raw materials could have a material adverse effect on our operating results.
We are dependent on a limited number of suppliers for a substantial portion of our primary and scrap aluminum and certain other raw materials essential to our operations.
We have supply arrangements with a limited number of suppliers for aluminum and other raw materials. We maintain annual or long-term contracts for a majority of our supply requirements, and for the remainder we depend on spot purchases. From time to time, increasing aluminum demand levels have caused regional supply constraints in the industry and further increases in demand levels could exacerbate these issues. Such constraints could impact our production or force us to purchase primary metal and other supplies from alternative sources, which may not be available in sufficient quantities or may only be available on terms that are less favorable to us. Further, there can be no assurance that we will be able to renew, or obtain replacements for, any of our long-term contracts when they expire on terms that are as favorable as our existing agreements or at all. Additionally, we could have exposure if a key supplier in a particular region is unable to deliver sufficient quantities of a necessary material on a timely basis. For example, our plant in Russia depends on a single supplier, UC Rusal PLC, for aluminum. A significant interruption in that supply could jeopardize the plant’s ability to continue as a going concern, which could in turn have a material adverse effect on our financial condition, results of operations and cash flow. In addition, a significant downturn in the business or financial condition of our significant suppliers exposes us to the risk of default by the supplier on our contractual agreements, and this risk is increased by weak and deteriorating economic conditions on a global, regional or industry sector level.
We also depend on scrap aluminum for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of low inventory prices, suppliers may elect to hold scrap until they are able to charge higher prices. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operation, financial condition and cash flows could be materially adversely affected.
We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, economic factors, and currency controls in the countries in which we operate.
Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, including the Euro, British pound, Canadian dollar, Chinese yuan (renminbi) and Russian ruble, may affect our profitability as some important inputs are purchased in other currencies, while our products are generally sold in U.S. dollars.
In addition, we expect a portion of our indebtedness to bear interest at rates equal to the London Interbank Offering Rate (“LIBOR”) plus a margin. Accordingly, we will be subject to risk from changes in interest rates on the variable component of the rate. Further, LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include changes in the cost of our variable rate indebtedness.

We also face risks arising from the imposition of cash repatriation restrictions and exchange controls. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we currently have no need, and does not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs. We currently have substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China, and, if we were to need to repatriate or convert such cash, these controls and restrictions may have an adverse effect on our operating results and financial condition.
Our customers may reduce their demand for aluminum products in favor of alternative materials.
Certain applications of our aluminum-based products compete with products made from other materials, such as steel, titanium and composites. The willingness of customers to pursue materials other than aluminum often depends upon the desire to achieve specific attributes. For example, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. Additionally, the automotive industry, while motivated to reduce vehicle weight through the use of aluminum, may revert to steel or other materials for certain applications. Further, the decision to use aluminum may be impacted by aluminum prices or compatibility of aluminum with other materials used by a customer in a given application. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition or results of operations.
Labor disputes and other employee relations issues could adversely affect our business, financial condition or results of operations.
A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. While we previously have been successful in renegotiating our collective bargaining agreements with various unions, we may not be able to satisfactorily renegotiate all collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages could have a material adverse effect on our business, financial condition or results of operations.
A failure to attract, retain or provide adequate succession plans for key personnel could adversely affect our operations and competitiveness.
Our existing operations and development projects require highly skilled executives and staff with relevant industry and technical experience. Our inability to attract and retain such people may adversely impact our ability to meet project demands adequately and fill roles in existing operations. Skills shortages in engineering, manufacturing, technology, construction and maintenance contractors and other labor market inadequacies may also impact activities. These shortages may adversely impact the cost and schedule of development projects and the cost and efficiency of existing operations.
In addition, the continuity of key personnel and the preservation of institutional knowledge are vital to the success of our growth and business strategy. The loss of key members of management and other personnel could significantly harm our business, and any unplanned turnover, or failure to develop adequate succession plans for key positions, could deplete our institutional knowledge base, result in loss of technical expertise, delay or impede the execution of our business plans and erode our competitiveness.
We may be exposed to significant legal proceedings, investigations or changes in U.S. federal, state or foreign law, regulation or policy.
Our results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to us. We may experience an unfavorable change in effective tax rates or become subject to unexpected or rising costs associated with business operations or provision of health or welfare benefits to employees due to changes in laws, regulations or policies.
We are subject to a variety of legal and regulatory compliance risks in the United States and abroad in connection with our business and products. These risks include, among other things, potential claims relating to product liability, product testing, health and safety, environmental matters, employment matters, required record keeping and record retention, compliance with securities laws, intellectual property rights, government contracts and taxes, insurance or commercial matters, as well as compliance with U.S. and foreign laws and regulations governing import and export, anti-bribery, antitrust and competition, sales and trading practices, human rights and modern slavery, sourcing of raw materials, third-party relationships, supply chain operations and the manufacture and sale of products. We may be a party to litigation in a foreign jurisdiction where geopolitical risks might influence the ultimate outcome of such litigation. We could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts.
The global and diverse nature of our operations means that these risks will continue to exist, and additional legal proceedings and contingencies may arise from time to time. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, including insurance arrangements with respect to these risks, such measures may provide inadequate protection against liabilities that may arise. In addition, various factors or developments can lead us to change current estimates of liabilities or make such estimates for matters previously insusceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that we cannot predict with certainty could have a material adverse effect on our financial condition, results of operations or cash flows in a particular period. Litigation and compliance efforts may require substantial attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows. For additional information regarding our legal proceedings, including proceedings and investigations relating to the June 13, 2017 fire at the Grenfell Tower in London, U.K., see the section entitled Part I, Item 3. Legal Proceedings.
We are exposed to environmental and safety risks and are subject to a broad range of health, safety and environmental laws and regulations, which may result in substantial costs and liabilities.
Our operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including present, past or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Environmental matters for which we may be liable may arise in the future at our present sites, at sites owned or operated by our predecessors or affiliates, at sites that we may acquire in the future, or at third-party sites used by our predecessors or affiliates for material and waste handling and disposal. Compliance with health, safety and environmental laws and regulations, including remediation obligations, may prove to be more challenging and costly than we anticipate. Our results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites as well as other health and safety risks relating to our operations and products. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, including increased remediation costs, all of which can have a material and adverse effect on our financial condition, results of operations and cash flows.
In addition, the heavy industrial activities conducted at our facilities present a significant risk of injury or death to our employees, customers or third parties that may be on site. We have experienced serious injuries in the past, notwithstanding the safety protocols, practices and precautions we take. Our operations are subject to regulation by various federal, state and local agencies in the United States and regulation by foreign government entities abroad responsible for employee health and safety, including the Occupational Safety and Health Administration. From time to time, we have incurred fines for violations of various health and safety standards. While we maintain insurance and have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any injury or death that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and could have a material adverse effect on our results of operations and financial condition or result in negative publicity and/or significant reputational harm.
We are subject to privacy and data security/protection laws in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposed significant new requirements on how companies process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of the GDPR or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact product demand and customer relationships.

Failure to comply with domestic or international employment and related laws could result in penalties or costs that could have a material adverse effect on our business results.
We are subject to a variety of domestic and foreign employment laws, such as the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), state and local wage laws, the Employee Retirement Income Security Act, and regulations related to safety, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments, citizenship requirements, and healthcare insurance mandates. Allegations that we have violated such laws or regulations could damage our reputation and lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which could have a material adverse impact on our operations and financial condition.
We may be affected by global climate change or by legal, regulatory, or market responses to such change.
Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, additional limits on emissions of greenhouse gases or Corporate Average Fuel Economy standards in the United States. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.
Changes in the United Kingdom’s economic and other relationships with the European Union could adversely affect us.
In March 2017, the United Kingdom formally triggered the process to withdraw from the European Union (also referred to as “Brexit”) following the results of a national referendum that took place in June 2016. The ultimate effects of Brexit on us are difficult to predict, but because we currently operate and conduct business in the United Kingdom and in Europe, Brexit could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.
Risks Related to Separation
We have no recent history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about us herein refers to the Arconic Corporation Businesses as operated by and integrated with ParentCo. Our historical financial information is derived from ParentCo’s accounting records and is presented on a standalone basis as if the Arconic Corporation Businesses have been conducted independently from ParentCo. Additionally, the pro forma financial information included in our filings with SEC is derived from our historical financial information and (i) gives effect to the separation and (ii) reflects our anticipated post-separation capital structure, including the assignment of certain assets and assumption of certain liabilities not included in the historical financial statements. Accordingly, the historical and pro forma financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Generally, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, have historically been satisfied as part of the corporate-wide cash management policies of ParentCo. Following the completion of the separation, our results of operations and cash flows are likely to be more volatile, and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•
Prior to the separation, our business has been operated by ParentCo as part of its broader corporate organization, rather than as an independent company. ParentCo or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. Our historical and pro forma financial results reflect allocations of corporate expenses from ParentCo for such functions, which may be less than the expenses we would have incurred had we operated as a separate, publicly traded company.

•
Currently, our business is integrated with the other businesses of ParentCo. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have sought to minimize the impact on us when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future.

•
As a current part of ParentCo, we take advantage of ParentCo’s overall size and scope to obtain more advantageous procurement terms. After the separation, as a standalone company, we may be unable to obtain similar arrangements to the same extent as ParentCo did, or on terms as favorable as those ParentCo obtained, prior to completion of the separation.

•	After the completion of the separation, the cost of capital for our business may be higher than ParentCo’s cost of capital prior to the separation.

•	Our historical financial information does not reflect the debt that we have incurred and will incur as part of the separation.

•
As an independent public company, we will separately become subject to, among other things, the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the regulations of the NYSE and will be required to prepare our standalone financial statements according to the rules and regulations required by the SEC. These reporting and other obligations will place significant demands on our management and administrative and operational resources. Moreover, to comply with these requirements, we anticipate that we will need to migrate our systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to implement our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from ParentCo. For additional information about the past financial performance of our business, see “Part II, Item 6. Selected Financial Data, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data.
If we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud.

Our financial results previously were included within the consolidated results of ParentCo, and we believe that our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a standalone public company, we are directly subject to reporting and other obligations under the Exchange Act, and will be subject to the requirements of Section 404 of Sarbanes-Oxley regarding internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of reporting, including financial reporting and financial statement preparation. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Moreover, adequate internal controls are important to help prevent fraud. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Following the separation, our financial profile will change, and we will be a smaller, less diversified company than ParentCo prior to the separation.
The separation will result in each of Howmet Aerospace and us being smaller, less diversified companies with more limited businesses concentrated in respective industries. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Following the separation we may also lose capital allocation efficiency and flexibility, as we will no longer be able to use cash flow from Howmet Aerospace to fund our investments into one of our other businesses.
We may not achieve some or all of the expected benefits of the separation, and the separation may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation is expected to provide the following benefits, among others: (1) enabling our management to more effectively pursue our own distinct operating priorities and strategies and to focus on strengthening our core business and unique needs, and pursue distinct and targeted opportunities for long-term growth and profitability; (2) permitting us to allocate our financial resources to meet the unique needs of our business, which will allow us to intensify our focus on distinct strategic priorities and to more effectively pursue our own distinct capital structures and capital allocation strategies; (3) allowing us to more effectively articulate a clear investment thesis to attract a long-term investor base suited to our business and providing investors with a distinct and targeted investment opportunity; (4) creating an independent equity security tracking our underlying business, affording us direct access to the capital markets and facilitating our ability to consummate future acquisitions or other transactions using our common stock; and (5) permitting us to more effectively recruit, retain and motivate employees through the use of stock-based compensation that more closely aligns management and employee incentives with specific business goals and objectives related to our business.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the separation will demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (2) following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of ParentCo because our business will be less diversified than ParentCo’s business prior to the completion of the separation; (3) after the separation, as a standalone company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those ParentCo obtained prior to completion of the separation; (4) the separation may require us to pay costs that could be substantial and material to our financial resources, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring new key senior management and personnel, tax costs and costs to separate information systems; (5) under the terms of the tax matters agreement that we will enter into with ParentCo, we will be restricted from taking certain actions that could cause the distribution or certain related transactions to fail to qualify as tax-free and these restrictions may limit us for a period of time from pursuing certain strategic transactions and equity issuances or engaging in other transactions that might increase the value of our business; and (6) after the separation, we cannot predict the trading prices of our common stock or know whether the combined value of one-fourth of a share of our common stock and one share of Howmet Aerospace common stock will be less than, equal to or greater than the market value of one share of ParentCo common stock prior to the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
ParentCo’s plan to separate into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
In February 2019, ParentCo announced its plan to separate into two independent, publicly traded companies. The separation is subject to the satisfaction of certain conditions (or waiver by ParentCo in its sole and absolute discretion). Furthermore, the separation is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of ParentCo’s markets, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the separation to occur on terms or conditions that are different or less favorable than expected. Additionally, the ParentCo Board of Directors, in its sole and absolute discretion, may decide not to proceed with the distribution at any time prior to the separation date.
The process of completing the proposed separation has been and is expected to continue to be time- consuming and involves significant costs and expenses. The separation costs may be significantly higher than what was currently anticipated and may not yield a discernible benefit if the separation is not completed or is not well executed, or the expected benefits of the separation are not realized. Executing the proposed separation will also require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. Other challenges associated with effectively executing the separation include attracting, retaining and motivating employees during the pendency of the separation and following its completion; addressing disruptions to our supply chain, manufacturing, sales and distribution, and other operations resulting from separating ParentCo into two independent companies; and separating ParentCo’s information systems.
Challenges in the commercial and credit environment may adversely affect the expected benefits of the separation, the expected plans or anticipated timeline to complete the separation and our future access to capital on favorable terms.
Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable economic conditions. The occurrence of any of the foregoing events may adversely affect our anticipated timeline to complete the separation and the expected benefits of the separation, including by increasing the time and expense involved in the separation.
We have incurred, expect to incur, and may in the future incur additional, debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
On February 7, 2020, we completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 million of 6.125% (fixed rate) Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). Additionally, on March 25, 2020, we entered into a credit agreement, which provides a $600 million Senior Secured First-Lien Term B Loan Facility (variable rate and seven-year term) (the “Term Loan”) and a $1.0 billion Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). A portion of the aggregate net proceeds of such financings is expected to be used to distribute cash to ParentCo. The payment to ParentCo will be calculated as the difference between (i) the approximately $1,165 million of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 million and the amount of cash held by Arconic Corporation at March 31, 2020 ($72 million as of December 31, 2019). As a result of the transactions, we anticipate having approximately $1.2 billion of indebtedness outstanding upon completion of the separation. See Note U to the Combined Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data. We may also incur additional indebtedness in the future.
This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities.
Subject to the restrictions in the Credit Agreement and the indenture governing the 2028 Notes, we, including our subsidiaries, have the ability to incur significant additional indebtedness, including debt secured by the collateral securing the obligations under the Credit Agreement and the 2028 Notes. Liens granted in connection with the incurrence of additional indebtedness may be pari passu with the liens securing the debt under the Credit Agreement and may be senior to or pari passu with the liens securing the 2028 Notes. Although the terms of the Senior Credit Facilities will, and the indenture governing the 2028 Notes does, include restrictions on the incurrence of additional indebtedness, these restrictions will be and are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. See Note U to the Combined Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Our indebtedness will restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.
The terms of the Credit Agreement, and the indenture governing the 2028 Notes, include a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	make investments, loans, advances, guarantees and acquisitions;

•	dispose of assets;

•	incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock;

•	make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness;

•	engage in transactions with affiliates;

•	enter into certain restrictive agreements;

•	create liens on assets to secure debt; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or a subsidiary guarantor’s assets.
In addition, the Credit Agreement requires us to comply with financial covenants. The Credit Agreement requires the maintenance of a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, as defined in the Credit Agreement. The Consolidated Total Leverage Ratio is the ratio of Consolidated Debt to Consolidated EBITDA, as defined in the Credit Agreement, and may not exceed a ratio of 2.50 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending on June 30, 2020 through and including the fiscal quarter ending on March 31, 2021, and 2.25 to 1.00 for each fiscal quarter thereafter. The Consolidated Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Credit Agreement, and may not fall below a ratio of 3.00 to 1.00 for any fiscal quarter during the term of the Credit Agreement, commencing with the fiscal quarter ending on June 30, 2020. In addition, the Credit Agreement requires pro forma compliance with these financial covenants at each instance of borrowing, which could limit our ability to draw the full amount of the Credit Facility. Our availability under the Credit Facility could be impacted by a number of factors, including but not limited to any impact by disruptions to our operations and financial performance.
Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement or the indenture governing the 2028 Notes.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the Credit Agreement and the indenture governing the 2028 Notes, we may not be able to incur additional indebtedness under the Credit Agreement and the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay our outstanding indebtedness if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness. In addition, any event of default under or declaration of acceleration of any specific indebtedness also could result in an event of default under one or more of the agreements governing our other indebtedness.
We could experience temporary interruptions in business operations and incur additional costs as we build our information technology infrastructure and transition our data to our own systems.

We are in the process of creating our own, or engaging third parties to provide, information technology infrastructure and systems to support our critical business functions, including accounting and reporting, in order to replace many of the systems ParentCo currently provides to us. We may incur temporary interruptions in business operations if we cannot transition effectively from ParentCo’s existing operating systems, databases and programming languages that support these functions to our own systems. Our failure to implement the new systems and transition our data successfully and cost-effectively could disrupt our business operations and have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical combined financial statements.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject as a standalone, publicly traded company following the separation.
Our financial results previously were included within the consolidated results of ParentCo, and we believe that our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the separation, we will be directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources. We may not have sufficient time following the separation to meet these obligations by the applicable deadlines.
Moreover, to comply with these requirements, we anticipate that we will need to migrate our systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to implement our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could result in adverse regulatory consequences and/or loss of investor confidence, which could limit our ability to access the global capital markets and could have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our securities.
In connection with the separation into two public companies, we and Howmet Aerospace will indemnify each other for certain liabilities. If we are required to pay under these indemnities to Howmet Aerospace, our financial results could be negatively impacted. The Howmet Aerospace indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which Howmet Aerospace will be allocated responsibility, and Howmet Aerospace may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements between ParentCo and us, each party will agree to indemnify the other for certain liabilities, in each case for uncapped amounts, as discussed further in the section entitled Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence —Separation Agreement”. Indemnities that we may be required to provide Howmet Aerospace are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Howmet Aerospace has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from Howmet Aerospace for our benefit may not be sufficient to protect us against the full amount of such liabilities, and Howmet Aerospace may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from Howmet Aerospace any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
Howmet Aerospace may fail to perform under various transaction agreements that will be executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation and prior to the distribution, we and ParentCo have entered into and will enter into the separation agreement and will also enter into various other agreements, including a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases. The separation agreement, the tax matters agreement and the employee matters agreement, together with the documents and agreements by which the internal reorganization will be effected, will determine the allocation of assets and liabilities between the companies following the separation for those respective areas and will include any necessary indemnifications related to liabilities and obligations. We will rely on Howmet Aerospace to satisfy its performance and payment obligations under these agreements. If Howmet Aerospace is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that ParentCo currently provides to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, we may incur additional costs in connection with, or following, the implementation of these systems and services, and we may not be successful in transitioning data from ParentCo’s systems to ours.
The terms we will receive in our agreements with ParentCo could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we have entered into and will enter into with ParentCo in connection with the separation, including the separation agreement, a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases, were prepared in the context of the separation while we were still a wholly owned subsidiary of ParentCo. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of ParentCo. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, as well as ParentCo and ParentCo’s stockholders, could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify ParentCo for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
It is a condition to the distribution that ParentCo receive an opinion of its outside counsel, satisfactory to the ParentCo Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of ParentCo and us, including those relating to the past and future conduct of ParentCo and us. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if ParentCo breaches its or we breach any of our respective representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinion of counsel, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel will represent the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, as well as ParentCo and ParentCo’s stockholders, could be subject to significant U.S. federal income tax liability.
If the distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, ParentCo would recognize taxable gain as if it had sold the our common stock in a taxable sale for its fair market value, and ParentCo stockholders who receive our shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the tax matters agreement to be entered into between ParentCo and us in connection with the separation, we generally would be required to indemnify ParentCo for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (1) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) certain of our other actions or failures to act, or (3) any of our representations, covenants or undertakings contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For a more detailed discussion, see “Certain Relationships and Related Party Transactions and Director Independence—Tax Matters Agreement.” In addition, we, ParentCo, and the respective subsidiaries may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from transactions (including the internal reorganization) in non-U.S. jurisdictions, which may be material.
We may not be able to engage in desirable capital-raising or strategic transactions following the separation.
Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to our indemnity obligations described above, the tax matters agreement will restrict us, for the two-year period following the distribution, except in specific circumstances, from, among other things: (1) entering into any transaction pursuant to which all or a portion of our shares of stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing our shares of stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of our businesses. The tax matters agreement will also prohibit us from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. For more information, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Matters Agreement.
The transfer to us of certain contracts, permits and other assets and rights may require the consents or approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals are not obtained, we may not be entitled to the benefit of such contracts, permits and other assets and rights, which could increase our expenses or otherwise harm our business and financial performance.
The separation agreement will provide that certain contracts, permits and other assets and rights are to be transferred from ParentCo or its subsidiaries to us or our subsidiaries in connection with the separation. The transfer of certain of these contracts, permits and other assets and rights may require consents or approvals of third parties or governmental authorities or provide other rights to third parties. In addition, in some circumstances, we and ParentCo are joint beneficiaries of contracts, and we and ParentCo may need the consents of third parties in order to split or separate the existing contracts or the relevant portion of the existing contracts to us or ParentCo.
Some parties may use consent requirements or other rights to seek to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of adverse price changes, require us to expend additional resources in order to obtain the services or assets previously provided under the contract, or require us to seek arrangements with new third parties or obtain letters of credit or other forms of credit support. If we are unable to obtain required consents or approvals, we may be unable to obtain the benefits, permits, assets and contractual commitments that are intended to be allocated to us as part of our separation from ParentCo, and we may be required to seek alternative arrangements to obtain services and assets which may be more costly and/or of lower quality. The termination or modification of these contracts or permits or the failure to timely complete the transfer or separation of these contracts or permits could negatively impact our business, financial condition, results of operations and cash flows.
Until the distribution occurs, the ParentCo Board of Directors has sole and absolute discretion to change the terms of the separation in ways which may be unfavorable to us.
Until the distribution occurs, we will be a wholly-owned subsidiary of ParentCo. Accordingly, ParentCo will have the sole and absolute discretion to determine and change the terms of the separation, including the establishment of the record date for the distribution and the distribution date. These changes could be unfavorable to us. In addition, the ParentCo Board of Directors, in its sole and absolute discretion, may decide not to proceed with the distribution at any time prior to the distribution date.
Risks Related to Our Common Stock
We cannot be certain that an active trading market for our common stock will develop or be sustained after the distribution and, following the separation, our stock price may fluctuate significantly.
Prior to the record date for the distribution, trading of shares of our common stock began on a “when-issued” basis and may continue through the distribution date. However, we cannot guarantee that an active trading market will develop or be sustained for our common stock after the separation, nor can we predict the prices at which shares of our common stock may trade after the separation. Similarly, we cannot predict the effect of the separation on the trading prices of our common stock or whether the combined market value of one-fourth of a share of our common stock and one share of Howmet Aerospace common stock will be less than, equal to or greater than the market value of one share of ParentCo common stock prior to the distribution.
Until the market has fully evaluated our business as a standalone entity, the prices at which shares of our common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. The increased volatility of our stock price following the separation may have a material adverse effect on our business, financial condition and results of operations. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which we operate;

•	actual or anticipated fluctuations in commodities prices; and

•	domestic and worldwide economic conditions.
A significant number of shares of our common stock may be sold following the separation, which may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, in connection with the separation or otherwise, may cause the market price of our common stock to decline. Upon completion of the separation, we expect that we will have an aggregate of approximately 109,021,376 shares of our common stock issued and outstanding (based on 436,085,504 shares of ParentCo common stock outstanding as of March 19, 2020). Shares distributed to ParentCo stockholders in the separation will generally be freely tradeable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act.
We are unable to predict whether large amounts of our common stock will be sold in the open market following the separation. We are also unable to predict whether a sufficient number of buyers of our common stock to meet the demand to sell shares of our common stock at attractive prices would exist at that time.
Your percentage of ownership in us may be diluted in the future.
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees will have stock-based awards that correspond to shares of our common stock after the separation as a result of conversion of their ParentCo stock-based awards. We anticipate that the compensation committee of our Board of Directors will grant additional stock-based awards to our employees after the separation. Such awards will have a dilutive effect on the number of our shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.
We cannot guarantee the timing, amount or payment of dividends on our common stock.
We anticipate paying cash dividends in the first year following the separation. However, the timing, declaration, amount and payment of future dividends to our stockholders will fall within the discretion of our Board of Directors. The Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. For example, the ability for us to issue dividends may be impacted or delayed due to the impacts of the coronavirus (COVID-19). For more information, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Anti-takeover provisions could enable us to resist a takeover attempt by a third party and limit the power of our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws will contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions are expected to include, among others:

•	the ability of our remaining directors to fill vacancies on our Board of Directors that do not arise as a result of removal by stockholders;

•	limitations on stockholders’ ability to call a special stockholder meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and

•	the right of our Board of Directors to issue preferred stock without stockholder approval.
In addition, we expect to be subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests and our stockholders best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to ParentCo. Under the tax matters agreement, we would be required to indemnify ParentCo for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.
Our amended and restated certificate of incorporation will designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our amended and restated certificate of incorporation will provide that unless the Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against us or any of our current or former directors or officers arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving us governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.
To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act and the Exchange Act, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable.
This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that our stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against Arconic Corporation and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We maintain 46 manufacturing, sales and service facilities located across North America, Europe, the United Kingdom, Russia and Asia. Our principal office and corporate center is located at 201 Isabella Street, Suite 400, Pittsburgh, Pennsylvania 15212-5858. The Arconic Technology Center which serves as the headquarters for our research and development efforts is located at 100 Technical Drive, New Kensington, Pennsylvania 15069-0001.
Arconic believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Arconic has been made for the purpose of this report, the Company knows of no material defects in title to any such properties. Arconic leases some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or the properties’ values. See Notes B and M to the Combined Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data.
Arconic has active plants and holdings in each of its segments that are described in the Rolled Products Principal Facilities section (see page 12), Extrusion Principal Facilities section (see page 14), and Building and Construction Principal Facilities section (see page 15).

Item 3. Legal Proceedings.
In connection with the separation, Arconic Corporation will agree to assume and indemnify ParentCo against certain liabilities relating to Arconic Corporation’s businesses, including potential liabilities associated with the following legal proceedings, as discussed further in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.” The information set forth in Note T to the Combined Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data under the caption “Contingencies and Commitments - Contingencies” is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On February 5, 2020, ParentCo's Board of Directors approved the completion of the separation, which is scheduled to become effective on April 1, 2020 at 12:01 a.m. Eastern Daylight Time. The separation will occur by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). Specifically, ParentCo common stockholders are expected to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders will receive cash in lieu of fractional shares). In connection with the consummation of the separation, ParentCo will change its name to Howmet Aerospace Inc. and Arconic Rolled Products Corporation will change its name to Arconic Corporation. “When-issued” trading of Arconic Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and will continue until the distribution date. “Regular-way” trading of Arconic Corporation common stock is expected to begin with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”
The number of holders of record of common stock was one (ParentCo, as sole stockholder) as of March 19, 2020.
We anticipate paying cash dividends in the first year following the distribution. However the timing, declaration, amount of, and payment of any dividends following the separation will be within the discretion of the Company's Board of Directors and will depend upon many factors, including Arconic Corporation's financial condition, earnings, capital requirements of Arconic Corporation’s operating subsidiaries, covenants associated with certain of Arconic Corporation's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by the Company's Board of Directors. Moreover, if Arconic Corporation determines to pay any dividend in the future, there can be no assurance that Arconic Corporation will continue to pay such dividends or the amount of such dividends.
Unregistered Sales of Equity Securities
On August 14, 2019, Arconic Corporation issued 1,000 shares of its common stock to ParentCo pursuant to Section 4(a)(2) of the Securities Act. The Company did not register the issuance of the issued shares under the Securities Act, because such issuance did not constitute a public offering.

Item 6. Selected Financial Data.
(dollars in millions, except per-share amounts)

For the year ended and as of December 31,	2019	2018	2017	2016	2015
Sales	$7,277	$7,442	$6,824	$6,661	$7,046
Restructuring and other charges	87	(104)	133	67	171
Net income (loss)	225	170	209	155	(60)
Net income (loss) attributable to Arconic Corporation	225	170	209	155	(60)
Unaudited pro forma earnings per share attributable to Arconic Corporation common shareholders(1):
Basic	$2.07	$1.56	$1.92	$1.42	$(0.55)
Diluted	2.07	1.56	1.92	1.42	(0.55)
Cash dividends declared per common share	*	*	*	*	*
Total assets	$4,741	$4,795	$4,902	$4,705	$4,627
Total debt	250	250	255	256	253
Cash provided from operations	457	503	182	618	**
Capital expenditures	201	317	241	350	**
_________________

(1)
For all periods presented, earnings per share was calculated based on the 109,021,376 shares of Arconic Corporation common stock estimated to be distributed on April 1, 2020 in connection with the completion of the Separation and is considered pro forma in nature. This estimate was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. The same number of shares was used to calculate both basic and diluted pro forma earnings per share as Arconic Corporation does not have any common share equivalents.

* For all periods presented, Arconic Corporation was not a standalone publicly-traded company with issued and outstanding common stock.
** This information is not available and it is impracticable to obtain.
For all periods presented, Arconic Corporation did not operate as a separate, standalone entity. Arconic Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods presented, Arconic Corporation’s Combined Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if Arconic Corporation’s operations had been conducted independently from ParentCo. Such Combined Financial Statements include the historical operations that were considered to comprise Arconic Corporation’s businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic Corporation.
The selected Statement of Combined Operations and Combined Balance Sheet information in the table above for all periods except 2015 was derived from Arconic Corporation’s audited Combined Financial Statements. The information for 2015 was derived from Arconic Corporation’s unaudited underlying financial records, which were derived from ParentCo’s financial records.
The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and the Combined Financial Statements in Part II Item 8. Financial Statements and Supplementary Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions; shipments in thousands of metric tons [kmt])
References in this Management's Discussion and Analysis of Financial Condition and Results of Operations to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
Overview
The Separation
The Proposed Separation.   On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Rolled Products Corporation (“Arconic Corporation” or the “Company”), will include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018 (collectively, the “Arconic Corporation Businesses”). The existing publicly-traded company, ParentCo, will continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
The Separation is subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see below); receipt of an opinion of legal counsel regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code (i.e., a transaction that is generally tax-free for U.S. federal income tax purposes); and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on February 13, 2020 (effectiveness was declared by the SEC on February 13, 2020).
Arconic Corporation and Howmet Aerospace have entered into and will enter into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. One agreement in particular, the Separation and Distribution agreement, will identify the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and will provide for when and how these transfers and assumptions will occur.
ParentCo may, at any time and for any reason until the Separation is complete, abandon the separation plan or modify its terms.
ParentCo is incurring costs to evaluate, plan, and execute the Separation, and Arconic Corporation is allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). In 2019, ParentCo recognized $78 for such costs, of which $40 was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic Corporation’s Statement of Combined Operations.
On February 5, 2020, ParentCo's Board of Directors approved the completion of the Separation, which is scheduled to become effective on April 1, 2020 (the “Separation Date”) at 12:01 a.m. Eastern Daylight Time. The Separation will occur by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). Specifically, ParentCo common shareholders are expected to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock held as of the Record Date (ParentCo common shareholders will receive cash in lieu of fractional shares). In connection with the consummation of the Separation, ParentCo will change its name to Howmet Aerospace Inc. (“Howmet Aerospace”) and Arconic Rolled Products Corporation will change its name to Arconic Corporation. “When-issued” trading of Arconic Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and will continue until the distribution date. “Regular-way” trading of Arconic Corporation common stock is expected to begin with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”
Basis of Presentation.   The Combined Financial Statements of Arconic Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.
The Combined Financial Statements of Arconic Corporation are prepared from ParentCo’s historical accounting records and are presented on a standalone basis as if the Arconic Corporation Businesses have been conducted independently from ParentCo. Such Combined Financial Statements include the historical operations that are considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that have been historically held at ParentCo’s corporate level but are specifically identifiable or otherwise attributable to Arconic Corporation.
Cost Allocations.   The Combined Financial Statements of Arconic Corporation include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that are provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses are included on Arconic Corporation’s Statement of Combined Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses have been allocated to Arconic Corporation on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic Corporation has been excluded from the Company’s Combined Balance Sheet. Financing costs related to these debt obligations have been allocated to Arconic Corporation based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, are included on the Company’s Statement of Combined Operations within Interest expense.
The following table reflects the allocations described above:

	2019	2018	2017
Cost of goods sold(1)	$14	$11	$35
Selling, general administrative, and other expenses(2)	115	56	120
Research and development expenses	11	24	28
Provision for depreciation and amortization	10	10	10
Restructuring and other charges(3)	7	50	6
Interest expense	115	125	162
Other expenses (income), net(4)	(6)	(12)	(285)
__________________

(1)
For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2)
In 2019, amount includes an allocation of $40 for costs incurred by ParentCo associated with the proposed separation transaction (see The Proposed Separation above). In 2017, amount includes an allocation of $30 in costs related to ParentCo’s proxy, advisory, and governance-related matters.

(3)
In 2018, amount includes an allocation of settlement and curtailment charges and benefits related to several actions taken (lump sum payments and benefit reductions) by ParentCo associated with pension and other postretirement benefit plans.

(4)
In 2017, amount includes an allocation of two gains related to ParentCo’s investing and financing activities. Specifically, an allocation of $182 associated with the sale of a portion of ParentCo’s investment in Alcoa Corporation common stock and an allocation of $87 related to an exchange of cash and the remaining portion of ParentCo’s investment in Alcoa Corporation common stock to acquire a portion of ParentCo’s outstanding debt. These amounts were allocated to Arconic Corporation in preparing the accompanying Combined Financial Statements as the Company participates in ParentCo’s centralized treasury function, which includes cash and debt management. As a result, Arconic Corporation benefited from the cash received by ParentCo and/or the reduction of ParentCo debt, including the reduction in related interest cost, in the respective transactions.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs are reasonable.

Nevertheless, the Combined Financial Statements of Arconic Corporation may not include all of the actual expenses that would have been incurred and may not reflect Arconic Corporation’s combined results of operations, financial position, and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if Arconic Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic Corporation and ParentCo, including sales to the Howmet Aerospace Businesses, have been presented as related party transactions on Arconic Corporation’s Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected on Arconic Corporation’s Statement of Combined Cash Flows as a financing activity and on the Company’s Combined Balance Sheet as Parent Company net investment.
Results of Operations
Earnings Summary
Net Income.   Net income was $225 in 2019 compared to $170 in 2018. The improvement in results of $55 was principally caused by favorable product pricing and mix and a favorable change in LIFO inventory accounting. These negative impacts were mostly offset by the absence of a 2018 gain on the sale of a rolling mill, 2019 asset impairment charges and layoff costs, and an allocation of costs related to the proposed separation.
Net income was $170 in 2018 compared with $209 in 2017. The decrease in results of $39 was principally caused by the non-recurring nature of an allocation of two gains related to ParentCo’s 2017 investing and financing activities, an allocation of a net charge associated with several actions taken by ParentCo related to employee retirement benefit plans, and unfavorable pricing and product mix. These negative impacts were mostly offset by a gain on the sale of the Texarkana (Texas) rolling mill, lower allocations of ParentCo’s corporate overhead and financing costs, the absence of charges related to the divestiture of the Fusina (Italy) rolling mill and Latin America extrusions business, and higher volumes in the Rolled Products and Building and Construction Systems segments.
Sales.   Sales in 2019 were $7,277 compared with $7,442 in 2018, a decrease of $165, or 2%. The decrease was largely attributable to lower aluminum prices, the absence of sales ($169 combined) as a result of both the ramp down of Arconic Corporation’s North American packaging operations (completed in December 2018) and the divestiture of the Latin America Extrusions business (April 2018), and unfavorable foreign currency movements. These negative impacts were mostly offset by favorable product mix and pricing in the Rolled Products segment and volume growth related to the packaging (excluding North America), aerospace, and industrial end markets.
Sales in 2018, were $7,442 compared with $6,824 in 2017, an increase of $618, or 9%. The improvement was largely attributable to volume growth in the Rolled Products and Building and Construction Systems segments and both higher aluminum prices and favorable product mix in the Rolled Products segment. These positive impacts were somewhat offset by lower sales of $190 as a result of each of the following: the divestitures of both the Latin America Extrusions business (April 2018) and the rolling mill in Fusina, Italy (March 2017) and the ramp down of the North American packaging operations (completed in December 2018).
Cost of Goods Sold.   COGS was $6,270, or 86.2% of Sales, in 2019 compared with $6,549, or 88.0% of Sales, in 2018. The percentage was positively impacted by favorable product pricing and mix in the Rolled Products segment, a favorable change in LIFO inventory accounting ($89 - see below), and the absence of a charge for a physical inventory adjustment at an Extrusions plant ($14). These positive impacts were partially offset by costs associated with the transition of Arconic Corporation’s Tennessee plant to industrial products from packaging, a charge to increase an environmental reserve related to a U.S. Extrusions plant ($25), and a charge, primarily for a one-time employee signing bonus, related to a collective bargaining agreement negotiation ($9 - see below).
The positive change in LIFO inventory accounting was mostly related to a decrease in the price of aluminum at December 31, 2019 indexed to December 31, 2018 compared to an increase in the price of aluminum at December 31, 2018 indexed to December 31, 2017.
In June of 2019, Arconic Corporation and the United Steelworkers (USW) reached a tentative three-year labor agreement covering approximately 3,400 employees at four U.S. locations; the previous labor agreement expired on May 15, 2019. The tentative agreement was ratified on July 11, 2019.
COGS was $6,549, or 88.0% of Sales, in 2018 compared with $5,866, or 86.0% of Sales, in 2017. The percentage was negatively impacted by higher aluminum prices, unfavorable aerospace product mix, and higher transportation costs. These negative impacts were partially offset by higher volumes in the Rolled Products and Building and Construction Systems segments and a favorable LIFO inventory adjustment (difference of $59).
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement defined benefit plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation (the “U.S. Shared Plans”) and Howmet Aerospace (see Obligations for Operating Activities in Contractual Obligations below). Accordingly, in 2020, the Company will recognize the related expense of the U.S. Shared Plans in accordance with defined benefit plan accounting, under which expense is split between operating income (service cost) and nonoperating income (nonservice cost). Total combined net periodic benefit cost of the U.S. Shared Plans in 2020 is estimated to be approximately $100, of which approximately $20 is service cost. The nonservice cost will be recognized in Other expenses (income), net and the service cost will be recognized in COGS.
In the Company’s historical Combined Financial Statements prior to January 1, 2020, Arconic Corporation recognized its portion of the expense of these ParentCo-sponsored U.S. benefit plans in accordance with multiemployer plan accounting, under which expense is recorded entirely in operating income. In 2019, the Company’s Statement of Combined Operations reflects the following expense amounts for these ParentCo-sponsored U.S. benefit plans: $95 in Cost of goods sold, $13 in Selling, general administrative, and other expenses, and $2 in Research and development expenses.
Selling, General Administrative, and Other Expenses.   SG&A expenses were $346, or 4.8% of Sales, in 2019 compared with $288, or 3.9% of Sales, in 2018. The increase of $58, or 20%, was primarily the result of a higher allocation (increase of $59) of ParentCo’s corporate overhead, which was mostly driven by the following: costs incurred for the planned Separation ($78, of which $40 was allocated to Arconic Corporation) and higher expenses for both executive compensation and estimated annual employee incentive compensation, all of which was somewhat offset by reductions in several other overhead costs.
SG&A expenses were $288, or 3.9% of Sales, in 2018 compared with $361, or 5.3% of Sales, in 2017. The decrease of $73, or 20%, was primarily the result of a lower allocation (decrease of $64) of ParentCo’s corporate overhead, which was mostly driven by overall cost reductions and the non-recurring nature of certain ParentCo costs in 2017 for proxy, advisory, and governance-related matters.
In 2020, the Company expects to recognize no expense in SG&A related to U.S. pension and other postretirement employee defined benefit plans compared to $13 recognized in 2019 (see Cost of Goods Sold above for additional information).
Research and Development Expenses.   R&D expenses were $45 in 2019 compared with $63 in 2018 and $66 in 2017. The decrease in both periods was principally related to a lower allocation of ParentCo’s expenses, which was driven by decreased spending.
In 2020, the Company expects to recognize no expense in R&D related to U.S. pension and other postretirement employee defined benefit plans compared to $2 recognized in 2019 (see Cost of Goods Sold above for additional information).
Provision for Depreciation and Amortization.   The provision for D&A was $252 in 2019 compared with $272 in 2018. The decrease of $20, or 7%, was primarily due to the divestiture of the Texarkana (Texas) rolling mill and cast house.
The provision for D&A was $272 in 2018 compared with $266 in 2017. The increase of $6, or 2%, was primarily due to capital projects placed into service related to Arconic Corporation’s Davenport (Iowa) (very thick plate stretcher related to aerospace expansion) and Tennessee (equipment upgrades and conversions to transition to automotive sheet and industrial applications from can sheet) rolling mills.
Restructuring and Other Charges.   In 2019, Restructuring and other charges were $87, which were comprised of the following components: a $53 impairment charge for the assets associated with an aluminum rolling mill in Brazil as a result of signing a definitive sale agreement; a $30 charge for layoff costs, including the separation of approximately 480 employees (240 in the Rolled Products segment, 190 in the Building and Construction Systems segment, and 50 in the Extrusions segment); a $20 benefit for contingent consideration received related to the sale of the Texarkana (Texas) cast house; a $10 charge for the impairment of the carrying value of a trade name intangible asset; a $7 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocations in Overview above); and a $7 net charge for other items.
In 2018, Restructuring and other charges were a net benefit of $104, which were comprised of the following components: a $154 gain on the sale of the Texarkana (Texas) rolling mill and cast house; a $50 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocations in Overview above); a $2 charge for a post-closing adjustment related to the divestiture of the Latin America extrusions business; an $8 net charge for other items; and a $10 benefit for the reversal of several layoff reserves related to prior periods.
In 2017, Restructuring and other charges were $133, which were comprised of the following components: a $60 loss related to the divestiture of the Fusina (Italy) rolling mill; a $41 impairment charge for the assets associated with the Latin America extrusions business as a result of signing a definitive sale agreement (completed sale in April 2018); a $31 charge for layoff costs related to cost reduction initiatives, including the separation of approximately 400 employees (the majority of which related to the Rolled Products and Building and Construction Systems segments); a $6 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocation in Overview above); a $2 net benefit for other items; and a $3 benefit for the reversal of several layoff reserves related to prior periods.
See Note E to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data.
Interest Expense.   Interest expense was $115 in 2019 compared with $129 in 2018. The decrease of $14, or 11%, was mostly the result of a lower allocation (decrease of $10) of ParentCo’s financing costs due to a lower average amount of ParentCo’s outstanding debt in 2019 compared to 2018 and an increase ($3) in the amount of interest capitalized due to expansion projects at the Company's Davenport (Iowa) and Tennessee facilities (see Investing Activities in Liquidity and Capital Resources below).
Interest expense was $129 in 2018 compared with $168 in 2017. The decrease of $39, or 23%, was mostly the result of a lower allocation (decrease of $37) of ParentCo’s financing costs due to a lower average amount of ParentCo’s outstanding debt in 2018 compared to 2017.
The Company’s 2020 Combined Financial Statements will continue to be prepared on a “carve-out" basis (see Basis of Presentation in Overview above) for the first three months of 2020. Accordingly, Arconic Corporation’s interest expense for these three months will include an allocation of ParentCo's financing costs consistent with the Company’s historical Combined Financial Statements ($115 in 2019 - see Cost Allocations in Overview above). Additionally, Arconic Corporation’s interest expense for these three months will also include an amount ($12 in 2019) related to indebtedness associated with the Davenport (Iowa) rolling mill, an obligation which will be retained by ParentCo effective on the Separation Date (see Obligations for Financing Activities in Contractual Obligations below). Beginning on the Separation Date, Arconic Corporation’s gross interest expense (i.e. prior to capitalization) is expected to be approximately $80 on an annual run rate basis related to $1,200 of indebtedness incurred in connection with the capital structure to be established at the time of the Separation (see Financing Activities under Liquidity and Capital Resources).
Other (Income) Expenses, Net.   Other income, net was $15 in 2019 compared with Other expenses, net of $4 in 2018. The change of $19 was largely attributable to net favorable foreign currency movements.
Other expenses, net was $4 in 2018 compared with Other income, net of $287 in 2017. The change of $291 was largely attributable to the non-recurring nature of an allocation ($269) of two gains related to ParentCo’s 2017 investing and financing activities. Specifically, an allocation of $182 associated with the sale of a portion of ParentCo’s investment in Alcoa Corporation common stock and an allocation of $87 related to an exchange of cash and the remaining portion of ParentCo’s investment in Alcoa Corporation common stock to acquire a portion of ParentCo’s outstanding debt. See Cost Allocations in Overview above for an explanation of the allocation methodology of ParentCo activities for purposes of Arconic Corporation’s Combined Financial Statements.
In 2020, the Company expects to recognize approximately $80 of nonservice cost related to U.S. pension and other postretirement employee defined benefit plans (see Cost of Goods Sold above for additional information).
Income Taxes.   Arconic Corporation’s effective tax rate was 27.1% (benefit on income) in 2019 compared with the U.S. federal statutory rate of 21%. The effective tax rate differs from the U.S. federal statutory rate by 48.1 percentage points primarily as a result of a $118 benefit related to a worthless stock deduction, a $35 charge related to GILTI inclusion (see Income Taxes in Critical Accounting Policies and Estimates below), a $28 charge related to an increase in valuation allowance attributable to non-U.S. jurisdictions primarily for Brazil and China, and a $22 net benefit related to a U.S. tax election which caused the deemed liquidation of a foreign subsidiary’s assets into its U.S. tax parent.
Arconic Corporation’s effective tax rate was 29.5% (provision on income) in 2018 compared with the U.S. federal statutory rate of 21%. The effective tax rate differs from the U.S. federal statutory rate by 8.5 percentage points primarily as a result of a $15 charge related to an increase in valuation allowance attributable to non-U.S. jurisdictions, primarily in Brazil and China, and a $6 charge for U.S. state taxes.

Arconic Corporation’s effective tax rate was 16.7% (provision on income) in 2017 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate by 18.3 percentage points primarily as a result of a $50 benefit related to the remeasurement of U.S. net deferred tax assets as a result of the federal tax rate reduction from 35% to 21% pursuant to the provision of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Act”). In addition, the effective tax rate differs from the U.S. federal statutory rate as a result of a $37 tax benefit related to the tax impact of corporate allocations, a $37 charge related to an increase in valuation allowance attributable to non-U.S. jurisdictions, primarily in Brazil and China, an $18 charge for an increase in unrecognized tax benefits recorded in Germany, a $16 benefit for foreign income taxed in lower rate jurisdictions, a $7 charge for U.S. state taxes, and a $7 benefit related to intercompany transactions within Arconic Corporation and between Arconic Corporation and ParentCo.
The Company anticipates that the effective tax rate in 2020 will be between 20% and 25%. However, the Separation, changes in the current economic environment, tax legislation or rate changes, currency fluctuations, ability to realize deferred tax assets, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.
Segment Information
Arconic Corporation’s operations consist of three reportable segments: Rolled Products, Extrusions, and Building and Construction Systems. Segment performance under Arconic Corporation’s management reporting system is evaluated based on several factors; however, the primary measure of performance is Segment operating profit. Arconic Corporation calculates Segment operating profit as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Segment operating profit may not be comparable to similarly titled measures of other companies.
Segment operating profit for all reportable segments totaled $531 in 2019, $420 in 2018, and $500 in 2017. The following information provides Sales and Segment operating profit for each reportable segment for each of the three years in the period ended December 31, 2019. See Note D to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data.
Rolled Products

	2019	2018	2017
Third-party sales*	$5,609	$5,731	$5,125
Intersegment sales	25	15	15
Total sales	$5,634	$5,746	$5,140
Segment operating profit	$455	$328	$384
Third-party aluminum shipments (kmt)*	1,390	1,309	1,257
__________________

*
In 2019, 2018, and 2017, third-party sales included $131, $145, and $133, respectively, and third-party aluminum shipments included 64 kmt, 60 kmt, and 60 kmt, respectively, related to sales to ParentCo’s Howmet Aerospace Businesses. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Combined Operations.

Overview.   The Rolled Products segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, automotive, commercial transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. A small portion of this segment also produces aseptic foil for the packaging end market (see below). While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, each of the following: the Russian ruble, Chinese yuan, the euro, the British pound, and the Brazilian real.
In August 2019, Arconic Corporation reached an agreement to sell its aluminum rolling mill in Itapissuma, Brazil to Companhia Brasileira de Alumínio (this transaction was completed on February 1, 2020). This rolling mill produces specialty foil and sheet products. The rolling mill generated third-party sales of $143, $179, and $162 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 500 employees. See Restructuring and other charges in Earnings Summary above for additional information.

In March 2017, Arconic Corporation completed the divestiture of its Fusina, Italy rolling mill. The rolling mill generated third-party sales of $54 in 2017 (through the date of divestiture) and had 312 employees at the time of the divestiture. See Restructuring and Other charges in Earnings Summary above for additional information.
On November 1, 2016, Arconic Corporation entered into a toll processing agreement with Alcoa Corporation for the tolling of metal for the Warrick, IN rolling mill which became a part of Alcoa Corporation upon the completion of the 2016 Separation Transaction. As part of this arrangement, Arconic Corporation provided a toll processing service to Alcoa Corporation to produce can sheet products at its facility in Tennessee through the end date of the contract, December 31, 2018. Alcoa Corporation supplied all required raw materials to Arconic Corporation, which processed the raw materials into finished can sheet coils ready for shipment to the end customer. Tolling revenue for 2018 and 2017 was $144 and $190, respectively.
Sales.   Third-party sales for the Rolled Products segment decreased $122, or 2%, in 2019 compared with 2018, primarily attributable to lower aluminum prices (see below), the absence of sales ($144) as a result of the ramp down of Arconic Corporation’s North American packaging operations (completed in December 2018), and unfavorable foreign currency movements. These negative impacts were partially offset by favorable product pricing and mix and higher volumes in the packaging (excluding North America), aerospace, and industrial products end markets.
Third-party sales for this segment increased $606, or 12%, in 2018 compared with 2017, primarily attributable to higher aluminum prices; higher volumes in the automotive, commercial transportation, and industrial end markets; and favorable product mix; partially offset by the absence of sales of $54 from the rolling mill in Fusina, Italy (see above) and the ramp down of the North American packaging operations (completed in December 2018).
Segment Operating Profit.   Segment operating profit for the Rolled Products segment increased $127, or 39%, in 2019 compared with 2018, primarily driven by favorable pricing adjustments on industrial products and commercial transportation products, favorable aluminum price impacts, net cost savings, and favorable product mix. These positive impacts were somewhat offset by Arconic Corporation’s Tennessee plant’s transition to industrial production from packaging production.
Segment operating profit for this segment declined $56, or 15%, in 2018 compared with 2017, primarily driven by unfavorable aerospace wide-body production mix, higher aluminum prices, and higher transportation costs and scrap spreads, partially offset by higher automotive, commercial transportation, and industrial volumes.
Changes in aluminum prices in 2019 compared to 2018 negatively impacted Third-party sales by approximately $335 and positively impacted Segment operating profit by approximately $20. Metal price is a pass-through to this segment's customers with limited exception (e.g., fixed-priced contracts, certain regional premiums). On average, the price of aluminum on the London Metal Exchange declined approximately 15% in 2019 compared with 2018.
Extrusions

	2019	2018	2017
Third-party sales*	$550	$546	$518
Segment operating profit	$(36)	$1	$34
Third-party aluminum shipments (kmt)*	60	59	59
__________________

*
In 2019, 2018, and 2017, third-party sales included $52, $61, and $49, respectively, and third-party aluminum shipments included 7 kmt, 7 kmt, and 6 kmt, respectively, related to sales to ParentCo’s Howmet Aerospace Businesses. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Combined Operations.

Overview.   The Extrusions segment produces a range of extruded and machined parts for the aerospace, automotive, commercial transportation, and industrial products end markets. These products are sold directly to customers and through distributors. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, the euro.
In October 2019, Arconic Corporation reached an agreement to sell its hard alloy extrusions plant in South Korea (this transaction was completed on March 1, 2020). The extrusions plant generated third-party sales of $51, $53, and $50 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 160 employees.

Sales.   Third-party sales for the Extrusions segment increased $4, or 1%, in 2019 compared with 2018, primarily driven by favorable product mix (mainly related to the automotive end market).
Third-party sales for this segment increased $28, or 5%, in 2018 compared with 2017, primarily driven by higher aluminum prices and higher volumes in the automotive end market, partially offset by lower volumes in the aerospace and industrial end markets.
Segment Operating Profit.   Segment operating profit for the Extrusions segment declined $37 in 2019 compared with 2018, principally driven by higher operating costs, including labor, maintenance, and transportation. These negative impacts were partially offset by the absence of a charge for a physical inventory adjustment at one plant ($14) and a favorable change in LIFO inventory accounting ($13).
Segment operating profit for this segment declined $33 in 2018 compared with 2017, principally driven by operational challenges at one plant, higher aluminum prices, and lower volumes for aerospace and industrial products, partially offset by higher volumes for automotive products.
Building and Construction Systems

	2019	2018	2017
Third-party sales	$1,118	$1,140	$1,066
Segment operating profit	$112	$91	$82
Overview.   The Building and Construction Systems segment manufactures products that are used in the non-residential building and construction end market. These products include integrated aluminum architectural systems and architectural extrusions, which are sold directly to customers and through distributors. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, each of the following: the euro, the British pound, and Canadian dollar.
Sales.   Third-party sales for the Building and Construction Systems segment decreased $22, or 2%, in 2019 compared with 2018, primarily driven by unfavorable foreign currency movements, principally driven by a weaker euro, and unfavorable aluminum pricing (see below). These negative impacts were somewhat offset by higher volume.
Third-party sales for this segment increased $74, or 7%, in 2018 compared with 2017, primarily driven by higher volume related to the building and construction end market, increased product pricing, and favorable foreign currency movements due to a stronger euro and British pound.
Segment Operating Profit.   Segment operating profit for the Building and Construction Systems segment increased $21, or 23%, in 2019 compared with 2018, principally driven by net cost savings.
Segment operating profit for this segment increased $9, or 11%, in 2018 compared with 2017, principally driven by favorable product pricing and higher volume related to the building and construction end market, mostly offset by higher costs. The improved pricing was mainly the result of price increases partially offset by absorption of a portion of a higher LME aluminum price.
Changes in aluminum prices in 2019 compared to 2018 negatively impacted Third-party sales by approximately $15 and positively impacted Segment operating profit by approximately $15. A limited amount of this segment’s product sales is directly impacted by metal pricing, which is a pass-through to the related customers. On average, the price of aluminum on the London Metal Exchange declined approximately 15% in 2019 compared with 2018.

Reconciliation of Total Segment Operating Profit to Combined Income before Income Taxes

	2019	2018	2017
Total segment operating profit	$531	$420	$500
Unallocated amounts:
Cost allocations(1)	(150)	(101)	(193)
Restructuring and other charges(2)	(87)	104	(133)
Other	(17)	(49)	(42)
Combined operating income	$277	$374	$132
Interest expense(2)	(115)	(129)	(168)
Other income (expenses), net(2)	15	(4)	287
Combined income before income taxes	$177	$241	$251
__________________

(1)
Cost allocations are composed of an allocation of ParentCo’s general administrative and other expenses related to operating its corporate headquarters and other global administrative facilities, as well as an allocation of ParentCo’s research and development expenses associated with its corporate technical center (see Cost Allocations in Overview above).

(2)	See same titled sections under Earnings Summary in Results of Operations above for a description of notable changes.
Forward-Look
As a result of the escalating COVID-19 (coronavirus) pandemic and the uncertainty regarding its duration and impact on the Company's customers, suppliers, and operations, Arconic Corporation is not currently able to estimate the specific future impact on its operations or financial results. Several of the Company's automotive and aerospace customers have temporarily suspended operations, including Arconic Corporation's largest customer, Ford, which suspended its North American operations beginning on March 19, 2020 and have announced they are targeting to restart at least a portion of these operations on April 14, 2020. In addition, Arconic Corporation cannot predict the impact of any governmental regulations that might be imposed in response to the pandemic, including required temporary facility shutdowns. At this time, the Company’s material manufacturing facilities continue to operate. While the situation is fluid, the Company, like many companies around the world, anticipates temporary reductions in operating levels at many of its material manufacturing facilities due to the COVID-19 pandemic, although we do not currently know the extent, duration or impact of such reductions. Arconic Corporation is continuing to evaluate the impact this global event may have on its future results of operations, cash flows, financial position, and availability under the Company's revolving credit facility (see Financing Activities in Liquidity and Capital Resources below).
Environmental Matters
See the Environmental Matters section of Note T to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data.
Liquidity and Capital Resources
Historically, ParentCo has provided capital, cash management, and other treasury services to Arconic Corporation. ParentCo will continue to provide these services to Arconic Corporation until the Separation is consummated. Only cash amounts specifically attributable to Arconic Corporation were reflected in the Company’s Combined Financial Statements. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment in the Combined Financial Statements of Arconic Corporation.
Arconic Corporation’s primary future cash needs will be centered on operating activities, including working capital, as well as recurring and strategic capital expenditures. Following the Separation, Arconic Corporation’s capital structure and sources of liquidity will change significantly from its historical capital structure. Arconic Corporation will no longer participate in capital management with ParentCo; rather Arconic Corporation’s ability to fund its cash needs will depend on its ongoing ability to generate and raise cash in the future. Although Arconic Corporation believes that its future cash from operations, together with its access to capital markets, will provide adequate resources to fund its operating and investing needs, the

Company's access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Arconic Corporation’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy. There can be no assurances that Arconic Corporation will continue to have access to capital markets on terms acceptable to it.
ParentCo has an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy-remote special-purpose entity, which is a consolidated subsidiary of ParentCo. In connection with this arrangement, certain of Arconic Corporation’s customer receivables are sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment in Arconic Corporation’s Combined Financial Statements. Effective January 2, 2020, in preparation for the Separation, ParentCo's arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses in this program, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic Corporation. The Company is evaluating whether to enter into a similar arrangement of its own subsequent to the Separation Date.
In addition, ParentCo participates in several account payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Arconic Corporation’s accounts payable are settled, at the vendor’s request, before the scheduled payment date; these settlements were reflected as a component of Parent Company net investment in Arconic Corporation’s Combined Financial Statements. Arconic Corporation expects to maintain a similar standalone arrangement subsequent to the Separation.
Operating Activities
Cash provided from operations was $457 in 2019 compared with $503 in 2018 and $182 in 2017.
In 2019, cash provided from operations was comprised primarily of a positive add-back for non-cash transactions in earnings of $327 and net income of $225, slightly offset by an unfavorable change in working capital of $119.
In 2018, cash provided from operations was comprised primarily of a positive add-back for non-cash transactions in earnings of $196, net income of $170, and a favorable change in working capital of $159.
In 2017, cash provided from operations was comprised principally of net income of $209 and a positive add-back for non-cash transactions in earnings of $194, partially offset by an unfavorable change in working capital of $185.
Financing Activities
Cash used for financing activities was $295 in 2019 compared with cash used for financing activities of $536 in 2018 and cash provided from financing activities of $136 in 2017. The amount in each period primarily reflects net cash activity between Arconic Corporation and ParentCo.
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% (fixed rate) Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). Additionally, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provides a $600 Senior Secured First-Lien Term B Loan Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). Arconic Corporation intends to use a portion of the net proceeds from the aggregate indebtedness to make a payment to ParentCo to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation. The payment to ParentCo will be calculated as the difference between (i) the approximately $1,165 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($72 as of December 31, 2019).
The net proceeds from the 2028 Notes offering will be held in escrow until the satisfaction of the escrow release conditions, including the substantially concurrent completion of the Separation. Prior to the escrow release, the 2028 Notes will not be guaranteed. Following the escrow release, the 2028 Notes will be guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries. Each of the 2028 Notes and the related guarantees will be secured on a second-priority basis by liens on certain assets of Arconic Corporation and the guarantors, as defined therein.
The variable interest rate with respect to the Term Loan is currently based on LIBOR for the relevant interest period plus an applicable margin of 2.75% and the variable commitment fee for undrawn capacity related to the Credit Facility is 0.35%. The provisions of the Term Loan require a mandatory 1% repayment of the initial $600 borrowing each annual period during the seven-year term. The Term Loan and the Credit Facility are guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries. Each of the Term Loan, the Credit Facility, and the related guarantees are secured on a first-priority basis by liens on certain assets of Arconic Corporation and the guarantors.
The Credit Agreement includes financial covenants requiring the maintenance of a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, as defined in the Credit Agreement. The Consolidated Total Leverage Ratio is the ratio of Consolidated Debt to Consolidated EBITDA for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not exceed a ratio of 2.50 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending on June 30, 2020 through and including the fiscal quarter ending on March 31, 2021, and 2.25 to 1.00 for each fiscal quarter thereafter. The Consolidated Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not fall below a ratio of 3.00 to 1.00 for any fiscal quarter during the term of the Credit Agreement, commencing with the fiscal quarter ending on June 30, 2020. In addition, the Credit Agreement requires pro forma compliance with these financial covenants at each instance of borrowing under the Credit Facility, which may limit the Company's ability to draw the full amount. The gross availability of $1,000 under the Credit Facility is subject to compliance with certain financial covenants based on the trailing twelve months of financial performance. For illustrative purposes, assuming the Separation had previously occurred and the capital structure had been in place on December 31, 2019, the availability under the Credit Facility would have been approximately $760 based on fourth quarter actual results and the Company's deemed Consolidated EBITDA set forth in the Credit Agreement. The illustrative availability is based upon a variety of assumptions and, though considered reasonable by the Company, may not be indicative of future availability.
Investing Activities
Cash used for investing activities was $170 in 2019 compared with $10 in 2018 and $250 in 2017.
The use of cash in 2019 reflects capital expenditures of $201, including for an approximately $140 project at the Davenport (Iowa) plant and an approximately $100 project at the Tennessee plant, slightly offset by additional proceeds of $27 (contingent consideration) from the sale of the Texarkana, Texas cast house. At Davenport, Arconic Corporation installed a new horizontal heat treat furnace to capture growth in the aerospace and industrial products markets. This project began near the end of 2017 and was completed in 2019 (furnace was in customer qualification stage as of December 31, 2019). At Tennessee, Arconic Corporation is expanding its hot mill capability and adding downstream equipment capabilities to capture growth in the automotive and industrial products markets. This project began in early 2019 and is expected to be completed by the end of 2020.
The use of cash in 2018 reflects capital expenditures of $317, including for a horizontal heat treat furnace at the Davenport, Iowa plant, mostly offset by proceeds of $302 from the sale of the Texarkana, Texas rolling mill and cast house.
The use of cash in 2017 reflects capital expenditures of $241, including for the aerospace expansion (very thick plate stretcher and horizontal heat treat furnace) at the Davenport, Iowa plant.

Contractual Obligations and Off-Balance Sheet Arrangements
Following the Separation, Arconic Corporation’s capital structure and sources of liquidity will differ from its historical capital structure. Also, Arconic Corporation will no longer participate in cash management and intercompany funding arrangements with ParentCo. Arconic Corporation’s ability to fund its operating and capital needs will depend on the Company’s ability to generate cash from operations and access capital markets.
Contractual Obligations.   Arconic Corporation is required to make future payments under various contracts, including long-term purchase obligations, lease agreements, and financing arrangements. The Company also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. As of December 31, 2019, a summary of Arconic Corporation’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Combined Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information) (see the information below the contractual obligations table that describes the Company’s future employee benefit plan and debt obligations incurred subsequent to December 31, 2019):

	Total	2020	2021-2022	2023-2024	Thereafter
Operating activities:
Raw material purchase obligations	$213	$200	$13	—	—
Energy-related purchase obligations	51	24	24	3	—
Other purchase obligations	22	5	11	4	2
Operating leases	158	38	51	31	38
Interest related to debt(1)	273	12	24	24	213
Estimated minimum required pension funding(2)	11	3	5	3	—
Other postretirement benefit payments(2)	1	—	—	—	1
Layoff and other restructuring payments	21	21	—	—	—
Deferred revenue arrangements	6	6	—	—	—
Uncertain tax positions	21	—	—	—	21
Financing activities:
Debt(1)	250	—	—	—	250
Investing activities:
Capital projects	111	99	12	—	—
Totals	$1,138	$408	$140	$65	$525
__________________

(1)
Subsequent to December 31, 2019, Arconic Corporation incurred $1,200 in indebtedness. See Obligations for Financing Activities below for scheduled annual repayments and Obligations for Operating Activities below for the related interest obligations.

(2)
Effective January 1, 2020, Arconic Corporation assumed approximately $1,900 in employee benefit plan obligations. See Obligations for Operating Activities below for estimated annual pension contributions and other postretirement benefit payments.

Obligations for Operating Activities
Raw material purchase obligations consist mostly of aluminum with expiration dates ranging from less than one year to three years. Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from one year to nine years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table.
Operating leases represent multi-year obligations for certain land and buildings, plant equipment, vehicles, and computer equipment.
Interest related to debt is based on a stated rate of 4.75% calculated on the principal amount of the financing used to acquire, construct, reconstruct, and renovate certain facilities at Arconic Corporation’s rolling mill plant in Davenport, IA. This debt matures in 2042. At Separation, ParentCo is expected to retain all obligations associated with this debt. Accordingly, this debt will be removed from Arconic Corporation's Combined Balance Sheet in connection with the Separation.
The interest obligations of the 2028 Notes and Term Loan (see Financing Activities in Liquidity and Capital Resources above) are not included in the preceding table as these financing arrangements closed subsequent to December 31, 2019. The annual interest rate associated with the 2028 Notes is 6.125% and the Term Loan is 1-month LIBOR plus an applicable margin of 275 basis points.
Estimated minimum required pension funding and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among others, discount rates, long-term rate of return on plan assets, rate of compensation increases, and/or health care cost trend rates. It is Arconic Corporation’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws. Arconic Corporation has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2024 and 2029, respectively.
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation (the “U.S. Shared Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic Corporation recognized an aggregate liability of $1,920 reflecting the combined net unfunded status, comprised of a benefit obligation of $4,255 and plan assets of $2,335, of the U.S. Shared Plans, and $1,752 (net of tax impact) in Accumulated other comprehensive loss. During the next five years, estimated minimum required pension funding related to the U.S. Shared Plans is $250 in 2020, $180 in 2021, $180 in 2022, $170 in 2023, and $160 in 2024. Also, during the next ten years, estimated other postretirement benefit payments are $53 in 2020, $54 in 2021, $54 in 2022, $53 in 2023, $53 in 2024, and a combined $171 in 2025 through 2029.
Layoff and other restructuring payments to be paid within one year relate virtually all to severance costs.
Deferred revenue arrangements require Arconic Corporation to deliver sheet and plate to a certain customer over the specified contract period (through 2020). While this obligation is not expected to result in cash payments, it is included in the preceding table as Arconic Corporation would have such an obligation if the specified product deliveries could not be made.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. As of December 31, 2019, no interest and penalties were accrued related to such positions. The total amount of uncertain tax positions is included in the “Thereafter” column as Arconic Corporation is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Obligations for Financing Activities
The debt amount in the preceding table matures in 2042 and represents the principal amount of the financing used to acquire, construct, reconstruct, and renovate certain facilities at Arconic Corporation’s rolling mill plant in Davenport, IA. At Separation, ParentCo is expected to retain all obligations associated with this debt. Accordingly, this debt will be removed from Arconic Corporation's Combined Balance Sheet in connection with the Separation.
The 2028 Notes and Term Loan (see Financing Activities in Liquidity and Capital Resources above) are not included in the preceding table as these financing arrangements closed subsequent to December 31, 2019. The scheduled repayment of the 2028 Notes and Term Loan is $5 in 2020, $6 in each of 2021, 2022, 2023, and 2024, and a combined $1,171 in 2025 through 2028.
Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2019. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be in the range of $150 to $190 in 2020.
Off-Balance Sheet Arrangements.   ParentCo has outstanding bank guarantees, on behalf of Arconic Corporation, related to, among others, tax matters and customs duties. The total amount committed under these guarantees, which expire at various dates between 2020 and 2026 was $3 at December 31, 2019.
ParentCo has outstanding letters of credit, on behalf of Arconic Corporation, primarily related to environmental and lease obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2020, was $57 at December 31, 2019.

ParentCo has outstanding surety bonds, on behalf of Arconic Corporation, primarily related to customs duties and environmental-related matters. The total amount committed under these surety bonds, which expire at various dates, primarily in 2020, was $8 at December 31, 2019.
Critical Accounting Policies and Estimates
The Combined Financial Statements of Arconic Corporation are prepared from ParentCo’s historical accounting records and are presented on a standalone basis as if the Arconic Corporation Businesses have been conducted independently from ParentCo. Such Combined Financial Statements include the historical operations that are considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that have been historically held at ParentCo’s corporate level but are specifically identifiable or otherwise attributable to Arconic Corporation.
The preparation of Arconic Corporation’s Combined Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates based on judgments and assumptions regarding uncertainties that may affect the amounts reported in the Combined Financial Statements and disclosed in the Notes to the Combined Financial Statements. Areas that require such estimates include cost allocations (see Cost Allocations in Overview above), the review of properties, plants, and equipment and goodwill for impairment, and accounting for each of the following: environmental and litigation matters; pension and other postretirement employee benefit obligations; stock-based compensation; and income taxes.
Management uses historical experience and all available information to make these estimates, and actual results may differ from those used to prepare Arconic Corporation’s Combined Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Financial Statements, including the Notes to the Combined Financial Statements, provide a meaningful and fair perspective of the Company.
A summary of Arconic Corporation’s significant accounting policies is included in Note B to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data. Management believes that the application of these policies on a consistent basis enables Arconic Corporation to provide the users of the Combined Financial Statements with useful and reliable information about Arconic Corporation’s operating results and financial condition.
Properties, Plants, and Equipment.   Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the related operations (asset group) to the carrying value of the associated assets. An impairment loss would be recognized when the carrying value of the assets exceeds the estimated undiscounted net cash flows of the asset group. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (DCF) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of the assets also require significant judgments.
Goodwill.   Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell, exit, or realign a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate goodwill for impairment.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic Corporation has three reporting units—the Rolled Products segment, the Extrusions segment, and the Building and Construction Systems segment—all of which contain goodwill. As of December 31, 2019, the carrying value of the goodwill for Rolled Products, Extrusions, and Building and Construction Systems was $246, $71, and $69, respectively.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
Arconic Corporation determines annually, based on facts and circumstances, which of its reporting units will be subject to the qualitative assessment. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed. Arconic Corporation’s policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period.
Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic Corporation uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic Corporation would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2019 annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. The estimated fair value for each of the three reporting units was substantially in excess of the respective carrying value, resulting in no impairment.
The annual review in 2018 and 2017 indicated that goodwill was not impaired for any of Arconic Corporation’s reporting units and there were no triggering events that necessitated an impairment test for any of the reporting units.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Arconic Corporation has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
Litigation Matters.   For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as, among others, the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine the probability an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.
Pension and Other Postretirement Benefits.   Certain employees attributable to Arconic Corporation operations participate in defined benefit pension and other postretirement benefit plans (“Shared Plans”) sponsored by ParentCo, which also includes ParentCo participants. For purposes of the Company's Combined Financial Statements, Arconic Corporation

accounts for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation does not record an asset or liability to recognize the funded status of the Shared Plans. However, the related expense recorded by Arconic Corporation is based primarily on pensionable compensation and estimated interest costs related to participants attributable to Arconic Corporation operations.
Certain ParentCo plans that are entirely attributable to employees of Arconic Corporation-related operations (“Direct Plans”) are accounted for as defined benefit pension and other postretirement benefit plans for purposes of the Combined Financial Statements. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Combined Balance Sheet. Actuarial gains and losses that have not yet been recognized in earnings are recorded in accumulated other comprehensive income net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to the Direct Plans are dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. ParentCo’s management develops each assumption using relevant company experience in conjunction with market-related data for each individual location in which such plans exist.
The following table summarizes the total expenses recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		For the year ended December 31,			For the year ended December 31,
Type of Plan	Type of Expense	2019	2018	2017	2019	2018	2017
Direct Plans	Net periodic benefit cost*	$5	$5	$5	—	—	—
Shared Plans	Multiemployer contribution expense	61	67	82	21	21	20
Shared Plans	Cost allocation	20	20	39	4	5	4
		$86	$92	$126	$26	$26	$24
__________________

*	In each of 2019, 2018, and 2017, net periodic benefit cost for pension benefits was comprised of service cost of $3 and non-service cost of $2.
Stock-Based Compensation.   Eligible employees attributable to Arconic Corporation operations participate in ParentCo’s stock-based compensation plans. Until consummation of the Separation, these employees will continue to participate in ParentCo’s stock-based compensation plans and Arconic Corporation will record compensation expense based on the awards granted to relevant employees. ParentCo recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. The compensation expense recorded by Arconic Corporation, in all periods presented, includes the expense associated with employees historically attributable to Arconic Corporation operations, as well as the expense associated with the allocation of stock-based compensation expense for ParentCo’s corporate employees. The fair value of new stock options is estimated on the date of grant using a lattice-pricing model. The fair value of performance stock units containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time. In 2019, 2018, and 2017, Arconic Corporation recognized stock-based compensation expense of $38 ($30 after-tax), $22 ($17 after-tax), and $23 ($15 after-tax), respectively.
Income Taxes.   Arconic Corporation’s operations have historically been included in the income tax filings of ParentCo. The provision for income taxes in Arconic Corporation’s Statement of Combined Operations is based on a separate return methodology using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if Arconic Corporation was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach is assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid and result from differences between the financial and tax bases of Arconic Corporation’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected in the Combined Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes are expected to transfer to Arconic Corporation upon the Separation.

Any difference from attributes generated in a hypothetical return on a separate return basis is adjusted as a component of Parent Company net investment.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Arconic Corporation’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the grant and lapse of tax holidays.
Arconic Corporation applies a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low Taxed Income (GILTI) income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Related Party Transactions
Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on Arconic Corporation’s Combined Financial Statements. In 2019, 2018, and 2017, sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $183, $206, and $182, respectively.
Recently Adopted Accounting Guidance
See the Recently Adopted Accounting Guidance section of Note B to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data.
Recently Issued Accounting Guidance
See the Recently Issued Accounting Guidance section of Note B to the Combined Financial Statements in Part II Item 8 Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk.
Not material.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors of Arconic Inc.
Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of the rolled aluminum products, aluminum extrusions, architectural products, and Latin America extrusions operations of Arconic Inc. (collectively, “Arconic Rolled Products Corporation” or the “Company”) as of December 31, 2019 and December 31, 2018, and the related statements of combined operations, of combined comprehensive income (loss), of combined cash flows, and of changes in combined equity for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note B to the combined financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinion
These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 30, 2020
We have served as the Company’s auditor since 2019.

Arconic Rolled Products Corporation
Statement of Combined Operations
(in millions, except per-share amounts)

For the year ended December 31,	2019	2018	2017
Sales to unrelated parties	$7,094	$7,236	$6,642
Sales to related parties (A)	183	206	182
Total Sales (C and D)	7,277	7,442	6,824
Cost of goods sold (exclusive of expenses below)	6,270	6,549	5,866
Selling, general administrative, and other expenses	346	288	361
Research and development expenses	45	63	66
Provision for depreciation and amortization	252	272	266
Restructuring and other charges (E)	87	(104)	133
Operating income	277	374	132
Interest expense (F)	115	129	168
Other (income) expenses, net (G)	(15)	4	(287)
Income before income taxes	177	241	251
(Benefit) provision for income taxes (I)	(48)	71	42
Net income	225	170	209
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Arconic Rolled Products Corporation	$225	$170	$209
The accompanying notes are an integral part of the combined financial statements.

Arconic Rolled Products Corporation
Statement of Combined Comprehensive Income (Loss)
(in millions)

	Arconic Rolled Products Corporation			Noncontrolling interests			Total
For the year ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net income	$225	$170	$209	$—	$—	$—	$225	$170	$209
Other comprehensive income (loss), net of tax (K):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	(11)	4	(4)	—	—	—	(11)	4	(4)
Foreign currency translation adjustments	56	(164)	(214)	—	—	2	56	(164)	(212)
Total Other comprehensive income (loss), net of tax	45	(160)	(218)	—	—	2	45	(160)	(216)
Comprehensive income (loss)	$270	$10	$(9)	$—	$—	$2	$270	$10	$(7)
The accompanying notes are an integral part of the combined financial statements.

Arconic Rolled Products Corporation
Combined Balance Sheet
(in millions)

December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72	$81
Receivables from customers, less allowances of $2 in both periods (A)	384	408
Other receivables	136	127
Inventories (L)	820	818
Prepaid expenses and other current assets	28	42
Total current assets	1,440	1,476
Properties, plants, and equipment, net (M)	2,744	2,861
Goodwill (N)	386	385
Operating lease right-of-use assets (O)	125	—
Deferred income taxes (I)	14	15
Other noncurrent assets	32	58
Total assets	$4,741	$4,795
Liabilities
Current liabilities:
Accounts payable, trade	$1,061	$1,165
Accrued compensation and retirement costs	80	66
Taxes, including income taxes	21	37
Environmental remediation (T)	83	69
Operating lease liabilities (O)	33	—
Other current liabilities	63	56
Total current liabilities	1,341	1,393
Long-term debt (P)	250	250
Deferred income taxes (I)	87	82
Accrued pension and other postretirement benefits (H)	64	55
Environmental remediation (T)	125	170
Operating lease liabilities (O)	96	—
Other noncurrent liabilities and deferred credits (Q)	50	168
Total liabilities	2,013	2,118
Contingencies and commitments (T)
Equity
Parent Company net investment (A)	2,419	2,415
Accumulated other comprehensive income (K)	295	250
Sub-total equity	2,714	2,665
Noncontrolling interest	14	12
Total equity	2,728	2,677
Total liabilities and equity	$4,741	$4,795
The accompanying notes are an integral part of the combined financial statements.

Arconic Rolled Products Corporation
Statement of Combined Cash Flows
(in millions)

For the year ended December 31,	2019	2018	2017
Operating Activities
Net income	$225	$170	$209
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	252	272	266
Deferred income taxes (I)	(67)	(4)	29
Restructuring and other charges (E)	87	(104)	133
Net loss (gain) from investing activities—asset sales (G)	2	4	(267)
Net periodic pension benefit cost (H)	5	5	5
Stock-based compensation (J)	40	22	30
Other	8	1	(2)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (Increase) in receivables	2	(24)	(32)
(Increase) in inventories	(5)	(51)	(137)
Decrease (Increase) in prepaid expenses and other current assets	10	24	(4)
(Decrease) Increase in accounts payable, trade	(100)	247	71
(Decrease) in accrued expenses	(67)	(38)	(51)
Increase (Decrease) in taxes, including income taxes	41	1	(32)
Pension contributions (H)	(3)	(4)	(4)
Decrease (Increase) in noncurrent assets	5	(2)	(14)
Increase (Decrease) in noncurrent liabilities	22	(16)	(18)
Cash provided from operations	457	503	182
Financing Activities
Net transfers (to) from Parent Company	(296)	(531)	148
Distributions to noncontrolling interests	—	—	(14)
Other	1	(5)	2
Cash (used for) provided from financing activities	(295)	(536)	136
Investing Activities
Capital expenditures	(201)	(317)	(241)
Proceeds from the sale of assets and businesses (S)	31	307	(9)
Cash used for investing activities	(170)	(10)	(250)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(2)	4
Net change in cash and cash equivalents and restricted cash	(9)	(45)	72
Cash and cash equivalents and restricted cash at beginning of year	81	126	54
Cash and cash equivalents and restricted cash at end of year	$72	$81	$126
The accompanying notes are an integral part of the combined financial statements.

Arconic Rolled Products Corporation
Statement of Changes in Combined Equity
(in millions)

	Parent Company net investment	Accumulated other comprehensive income	Noncontrolling interests	Total equity
Balance at December 31, 2016	$2,177	$628	$25	$2,830
Net income	209	—	—	209
Other comprehensive (loss) income (K)	—	(218)	2	(216)
Change in ParentCo contribution	198	—	—	198
Distributions	—	—	(14)	(14)
Balance at December 31, 2017	$2,584	$410	$13	$3,007
Net income	170	—	—	170
Other comprehensive loss (K)	—	(160)	—	(160)
Change in ParentCo contribution	(339)	—	—	(339)
Other	—	—	(1)	(1)
Balance at December 31, 2018	$2,415	$250	$12	$2,677
Adoption of accounting standard (B)	73	—	—	73
Net income	225	—	—	225
Other comprehensive income (K)	—	45	—	45
Change in ParentCo contribution	(294)	—	—	(294)
Other	—	—	2	2
Balance at December 31, 2019	$2,419	$295	$14	$2,728
The accompanying notes are an integral part of the combined financial statements.

Arconic Rolled Products Corporation
Notes to the Combined Financial Statements
(dollars in millions)
A.   The Proposed Separation and Basis of Presentation
References in these Notes to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries, and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
The Proposed Separation.   On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Rolled Products Corporation (“Arconic Corporation” or the “Company”), will include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018 (see Note S), (collectively, the “Arconic Corporation Businesses”). The existing publicly-traded company, ParentCo, will continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
The Separation will occur by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation. In conjunction with the consummation of the Separation, ParentCo will change its name to Howmet Aerospace Inc. (“Howmet Aerospace”) and Arconic Rolled Products Corporation will change its name to Arconic Corporation.
The Separation is subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see Note U); receipt of an opinion of legal counsel regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 335 and 368(a)(1)(D) of the U.S. Internal Revenue Code (i.e., a transaction that is generally tax-free for U.S. federal income tax purposes); and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on February 13, 2020 (see Note U).
Arconic Corporation and Howmet Aerospace will enter into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. One agreement in particular, the Separation and Distribution Agreement, will identify the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and will provide for when and how these transfers and assumptions will occur.
ParentCo may, at any time and for any reason until the Separation is complete, abandon the separation plan or modify its terms.
ParentCo is incurring costs to evaluate, plan, and execute the Separation, and Arconic Corporation is allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). In 2019, ParentCo recognized $78 for such costs, of which $40 was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Combined Operations.
See Note U for several updates related to the Separation as described above.
Basis of Presentation.   The Combined Financial Statements of Arconic Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.
Principles of Combination.   The Combined Financial Statements of Arconic Corporation are prepared from ParentCo’s historical accounting records and are presented on a standalone basis as if the Arconic Corporation Businesses have been conducted independently from ParentCo. Such Combined Financial Statements include the historical operations that are considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that have been historically held at ParentCo’s corporate level but are specifically identifiable or otherwise attributable to Arconic Corporation. ParentCo’s net investment in these operations is reflected as Parent Company net investment on the accompanying Combined Financial

Statements. All significant transactions and accounts within Arconic Corporation have been eliminated. All significant intercompany transactions between ParentCo and Arconic Corporation are included within Parent Company net investment on the accompanying Combined Financial Statements.
Cost Allocations.   The Combined Financial Statements of Arconic Corporation include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that are provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses are included on the accompanying Statement of Combined Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses have been allocated to Arconic Corporation on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic Corporation has been excluded from the accompanying Combined Balance Sheet. Financing costs related to these debt obligations have been allocated to Arconic Corporation based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and are included on the accompanying Statement of Combined Operations within Interest expense.
The following table reflects the allocations described above:

	2019	2018	2017
Cost of goods sold(1)	$14	$11	$35
Selling, general administrative, and other expenses(2)	115	56	120
Research and development expenses	11	24	28
Provision for depreciation and amortization	10	10	10
Restructuring and other charges (E)(3)	7	50	6
Interest expense (F)	115	125	162
Other expenses (income), net (G)(4)	(6)	(12)	(285)

_________________

(1)
For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2)
In 2019, amount includes an allocation of $40 for costs incurred by ParentCo associated with the proposed separation transaction (see The Proposed Separation above). In 2017, amount includes an allocation of $30 in costs related to ParentCo’s proxy, advisory, and governance-related matters.

(3)
In 2018, amount includes an allocation of settlement and curtailment charges and benefits related to several actions taken (lump sum payments and benefit reductions) by ParentCo associated with pension and other postretirement benefit plans.

(4)
In 2017, amount includes an allocation of two gains related to ParentCo’s investing and financing activities. Specifically, an allocation of $182 associated with the sale of a portion of ParentCo’s investment in Alcoa Corporation common stock and an allocation of $87 related to an exchange of cash and the remaining portion of ParentCo’s investment in Alcoa Corporation common stock to acquire a portion of ParentCo’s outstanding debt. These amounts were allocated to Arconic Corporation in preparing the accompanying Combined Financial Statements as the Company participates in ParentCo’s centralized treasury function, which includes cash and debt management. As a result, Arconic Corporation benefited from the cash received by ParentCo and/or the reduction of ParentCo debt, including the reduction in related interest cost, in the respective transactions.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs are reasonable.
Nevertheless, the Combined Financial Statements of Arconic Corporation may not include all of the actual expenses that would have been incurred and may not reflect Arconic Corporation’s combined results of operations, financial position, and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if Arconic Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure.

Transactions between Arconic Corporation and ParentCo, including sales to the Howmet Aerospace Businesses, have been presented as related party transactions in these Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected on the accompanying Statement of Combined Cash Flows as a financing activity and on the accompanying Combined Balance Sheet as Parent Company net investment.
Cash Management.   Cash is managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic Corporation for any of the periods presented. Only cash amounts specifically attributable to Arconic Corporation are reflected in the accompanying Combined Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of Parent Company net investment on the accompanying Combined Balance Sheet and as a financing activity on the accompanying Statement of Combined Cash Flows.
ParentCo has an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy-remote special-purpose entity, which is a consolidated subsidiary of ParentCo. In connection with this arrangement, certain of Arconic Corporation’s customer receivables are sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales are reflected as a component of Parent Company net investment on the accompanying Combined Balance Sheet. As of December 31, 2019 and 2018, the amount of Arconic Corporation’s outstanding customer receivables sold to ParentCo’s subsidiary was $281 and $291, respectively (see Note U).
ParentCo participates in several account payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Arconic Corporation’s accounts payable are settled, at the vendor’s request, before the scheduled payment date; these settlements are reflected as a component of Parent Company net investment on the accompanying Combined Balance Sheet. As of both December 31, 2019 and 2018, the amount of Arconic Corporation’s accounts payables settled under such arrangements that have yet to be extinguished between ParentCo and third-party intermediaries was $1.
Related Party Transactions.   Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on the accompanying Combined Financial Statements. In 2019, 2018, and 2017, sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $183, $206, and $182, respectively.
B.   Summary of Significant Accounting Policies
Cash Equivalents.   Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. The cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic Corporation for any periods presented. Only cash amounts specifically attributable to Arconic Corporation were reflected in the Combined Balance Sheet.
Inventory Valuation.   Inventories are carried at the lower of cost and net realizable value, with cost for virtually all U.S. inventories determined under the last-in, first-out (LIFO) method. The cost of other inventories is determined under a combination of the first-in, first-out (FIFO) and average-cost methods.
Properties, Plants, and Equipment.   Properties, plants, and equipment are recorded at cost. Also, interest related to the construction of qualifying assets is capitalized as part of the construction costs. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

	Structures	Machinery and equipment
Rolled Products	32	21
Extrusions	32	19
Building and Construction Systems	24	18

Repairs and maintenance are charged to expense as incurred. Gains or losses from the sale of asset groups are generally recorded in Restructuring and other charges while gains and losses from the sale of individual assets are recorded in Other (income) expenses, net.
Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the related operations (asset group) to the carrying value of the associated assets. An impairment loss would be recognized when the carrying value of the assets exceeds the estimated undiscounted net cash flows of the asset group. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (DCF) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of the assets also require significant judgments.
Goodwill.   Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell, exit, or realign a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate goodwill for impairment.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic Corporation has three reporting units—the Rolled Products segment, the Extrusions segment, and the Building and Construction Systems segment—all of which contain goodwill. As of December 31, 2019, the carrying value of the goodwill for Rolled Products, Extrusions, and Building and Construction Systems was $246, $71, and $69, respectively.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
Arconic Corporation determines annually, based on facts and circumstances, which of its reporting units will be subject to the qualitative assessment. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed. Arconic Corporation’s policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period.
Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic Corporation uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic Corporation would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2019 annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. The estimated fair value for each of the three reporting units was substantially in excess of the respective carrying value, resulting in no impairment.
The annual review in 2018 and 2017 indicated that goodwill was not impaired for any of Arconic Corporation’s reporting units and there were no triggering events that necessitated an impairment test for any of the reporting units.
Other Intangible Assets.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Rolled Products	5	6
Extrusions	3	10
Building and Construction Systems	4	19
Leases. Arconic Corporation determines whether a contract contains a lease at inception. The Company leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Certain real estate leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. Arconic Corporation includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. Certain of the Company’s real estate lease agreements include rental payments that either have fixed contractual increases over time or adjust periodically for inflation. Also, certain of the Company’s lease agreements include variable lease payments. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and is recorded as lease cost in the period incurred.
Operating lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term calculated at the lease commencement date and are recognized as lease expense on a straight-line basis over the lease term. Arconic Corporation uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of the Company’s leases do not provide an implicit rate. The operating lease right-of-use assets also include any lease prepayments made and were reduced by lease incentives and accrued exit costs.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Arconic Corporation has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
Litigation Matters.   For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as, among others, the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine the probability an assertion will be made is likely; then a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.

Revenue Recognition.   Arconic Corporation’s contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, may also generally include terms under negotiated multi-year agreements. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. Arconic Corporation produces aluminum sheet and plate; extruded, machined, and formed shapes; integrated aluminum structural systems; and architectural extrusions. Transfer of control is assessed based on alternative use of the products produced and Arconic Corporation’s enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel).
In certain circumstances, Arconic Corporation receives advanced payments from its customers for product to be delivered in future periods. These advanced payments are recorded as deferred revenue until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Deferred revenue is included in Other current liabilities and Other noncurrent liabilities and deferred credits on the Combined Balance Sheet.
Stock-Based Compensation.   Eligible employees attributable to Arconic Corporation operations participate in ParentCo’s stock-based compensation plans. Until consummation of the Separation, these employees will continue to participate in ParentCo’s stock-based compensation plans and Arconic Corporation will record compensation expense based on the awards granted to relevant employees. ParentCo recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. The compensation expense recorded by Arconic Corporation, in all periods presented, includes the expense associated with employees historically attributable to Arconic Corporation operations, as well as the expense associated with the allocation of stock-based compensation expense for ParentCo’s corporate employees. The fair value of new stock options is estimated on the date of grant using a lattice-pricing model. The fair value of performance stock units containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
Pensions and Other Postretirement Benefits.   Certain employees attributable to Arconic Corporation operations participate in defined benefit pension and other postretirement benefit plans (“Shared Plans”) sponsored by ParentCo, which also includes ParentCo participants. For purposes of these Combined Financial Statements, Arconic Corporation accounts for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation does not record an asset or liability to recognize the funded status of the Shared Plans. However, the related expense recorded by the Company is based primarily on pensionable compensation and estimated interest costs related to participants attributable to Arconic Corporation operations.
Certain ParentCo plans that are entirely attributable to employees of Arconic Corporation-related operations (“Direct Plans”) are accounted for as defined benefit pension and other postretirement benefit plans for purposes of the Combined Financial Statements. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Combined Balance Sheet. Actuarial gains and losses that have not yet been recognized in earnings are recorded in accumulated other comprehensive income net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to the Direct Plans are dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. ParentCo’s management develops each assumption using relevant company experience in conjunction with market-related data for each individual location in which such plans exist.
Income Taxes.   Arconic Corporation’s operations have historically been included in the income tax filings of ParentCo. The provision for income taxes in Arconic Corporation’s Statement of Combined Operations is based on a separate return methodology using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if Arconic Corporation was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach is assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid and result from differences between the financial and tax bases of Arconic Corporation’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected in the Combined Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes are expected to transfer to Arconic Corporation upon the Separation.

Any difference from attributes generated in a hypothetical return on a separate return basis is adjusted as a component of Parent Company net investment.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Arconic Corporation’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the grant and lapse of tax holidays.
Arconic Corporation applies a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low Taxed Income (GILTI) income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Foreign Currency.   The local currency is the functional currency for Arconic Corporation’s significant operations outside the United States, except for certain operations in Canada and Russia, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Arconic Corporation’s operations is made based on the appropriate economic and management indicators.
Recently Adopted Accounting Guidance.  In February 2016, the Financial Accounting Standards Board (FASB) issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right-of-use asset and lease liability on the balance sheet, initially measured at the present value of the future lease payments for all operating leases with a term greater than 12 months.
These changes became effective for Arconic Corporation on January 1, 2019 and have been applied using the modified retrospective approach as of the date of adoption, under which leases existing at, or entered into after, January 1, 2019 were required to be measured and recognized on the accompanying Combined Balance Sheet. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed, among other things, the Company to carry forward the historical lease classification. The Company also elected to separate lease components from non-lease components for all classes of assets.
The adoption of this new guidance resulted in the Company recording operating lease right-of-use assets and lease liabilities of $150 on the Combined Balance Sheet as of January 1, 2019. Also, the Company reclassified a net $73 to Parent Company net investment comprised of  $119 from Other noncurrent liabilities and deferred credits, $24 from Properties, plants, and equipment, net, and $22 from Deferred income tax assets reflecting the cumulative effect of an accounting change related to the sale-leaseback of Arconic Corporation’s Texarkana (Texas) cast house (see Note S). The adoption of the standard had no impact on the Statement of Combined Operations or Statement of Combined Cash Flows. See Note O for disclosures related to the Company’s operating leases.
In August 2017, the FASB issued guidance that made more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amended the presentation and disclosure requirements and changed how a company assesses effectiveness. It is intended to more closely align hedge accounting with a company’s risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. These changes became effective for Arconic Corporation on January 1, 2019. The adoption of this guidance had no impact on the Combined Financial Statements.
Recently Issued Accounting Guidance.  In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for Arconic Corporation on January 1, 2020. Management has determined that the adoption of this guidance will not have a material impact on the Combined Financial Statements.
In August 2018, the FASB issued guidance that impacts disclosures for defined benefit pension plans and other postretirement benefit plans. These changes become effective for Arconic Corporation's annual report for the year ending December 31, 2020, with early adoption permitted. Management has determined that the adoption of this guidance will not have a material impact on the Combined Financial Statements.
In December 2019, the FASB issued guidance that is intended to simplify various aspects related to the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. These changes include the removal of certain exceptions and the simplification of several provisions, including: requiring an entity to recognize tax that is partially based on income, such as franchise tax, as income-based tax and account for additional amounts incurred as non-income based tax; requiring an entity to evaluate when a step up in tax basis of goodwill should be considered part of the original business combination or a separate transaction; and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. These changes become effective on January 1, 2021, with early adoption permitted. Management is currently evaluating the potential impact of these changes for Arconic Corporation on the Combined Financial Statements.

C.   Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and combined Arconic Corporation are in Corporate.

For the year ended December 31,	Rolled Products	Extrusions	Building and Construction Systems	Total Segments
2019
Ground Transportation	$2,428	$117	$—	$2,545
Building and Construction	182	—	1,118	1,300
Aerospace	1,016	291	—	1,307
Industrial Products	1,069	92	—	1,161
Packaging	885	—	—	885
Other	29	50	—	79
Total end-market revenue	$5,609	$550	$1,118	$7,277
2018
Ground Transportation	$2,585	$107	$—	$2,692
Building and Construction	217	—	1,140	1,357
Aerospace	895	285	—	1,180
Industrial Products	994	104	—	1,098
Packaging	1,005	—	—	1,005
Other	35	50	—	85
Total end-market revenue	$5,731	$546	$1,140	$7,417
2017
Ground Transportation	$2,110	$92	$—	$2,202
Building and Construction	204	—	1,065	1,269
Aerospace	887	273	—	1,160
Industrial Products	894	123	—	1,017
Packaging	995	—	—	995
Other	35	30	1	66
Total end-market revenue	$5,125	$518	$1,066	$6,709

D.   Segment and Related Information
Segment Information
Arconic Corporation has three operating and reportable segments, which are organized by product on a global basis: Rolled Products, Extrusions, and Building and Construction Systems (see segment descriptions below). The chief operating decision maker function regularly reviews the financial information of these three segments to assess performance and allocate resources.
Segment performance under Arconic Corporation’s management reporting system is evaluated based on several factors; however, the primary measure of performance is Segment operating profit. Arconic Corporation calculates Segment operating profit as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Segment operating profit may not be comparable to similarly titled measures of other companies.
Segment assets include, among others, customer receivables (third-party and intersegment), inventories (including the impact of LIFO accounting), and properties, plants, and equipment, net.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note B). Transactions among segments are established based on negotiation among the parties.
The following are detailed descriptions of Arconic Corporation’s reportable segments:
Rolled Products.   This segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, automotive, commercial transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. A small portion of this segment also produces aseptic foil for the packaging end market. While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers.
Extrusions.   This segment produces a range of extruded and machined parts for the aerospace, automotive, commercial transportation, and industrial products end markets. These products are sold directly to customers and through distributors. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers.
Building and Construction Systems.   This segment manufactures products that are used in the non-residential building and construction end market. These products include integrated aluminum architectural systems and architectural extrusions, which are sold directly to customers and through distributors.

The operating results and assets of Arconic Corporation’s reportable segments were as follows (differences between segment totals and Arconic Corporation’s combined totals for line items not reconciled are in Corporate):

	Rolled Products	Extrusions	Building and Construction Systems	Total
2019
Sales:
Third-party sales–unrelated party	$5,478	$498	$1,118	$7,094
Third-party sales–related party	131	52	—	183
Intersegment sales	25	3	—	28
Total sales	$5,634	$553	$1,118	$7,305
Segment operating profit	$455	$(36)	$112	$531
Supplemental information:
Provision for depreciation and amortization	$185	$29	$18	$232
Restructuring and other charges (E)	47	—	33	80
2018
Sales:
Third-party sales–unrelated party	$5,586	$485	$1,140	$7,211
Third-party sales–related party	145	61	—	206
Intersegment sales	15	3	—	18
Total sales	$5,746	$549	$1,140	$7,435
Segment operating profit	$328	$1	$91	$420
Supplemental information:
Provision for depreciation and amortization	$212	$23	$18	$253
Restructuring and other charges (E)	(156)	—	(3)	(159)
2017
Sales:
Third-party sales–unrelated party	$4,992	$469	$1,066	$6,527
Third-party sales–related party	133	49	—	182
Intersegment sales	15	2	1	18
Total sales	$5,140	$520	$1,067	$6,727
Segment operating profit	$384	$34	$82	$500
Supplemental information:
Provision for depreciation and amortization	$205	$22	$16	$243
Restructuring and other charges (E)	73	—	11	84

2019
Assets:
Segment assets	$3,603	$463	$481	$4,547
Supplemental information:
Capital expenditures	162	18	9	189
Goodwill (N)	246	71	69	386
2018
Assets:
Segment assets	$3,627	$490	$469	$4,586
Supplemental information:
Capital expenditures	255	32	21	308
Goodwill (N)	245	71	69	385

The following tables reconcile certain segment information to combined totals:

For the year ended December 31,	2019	2018	2017
Sales:
Total segment sales	$7,305	$7,435	$6,727
Elimination of intersegment sales	(28)	(18)	(18)
Other*	—	25	115
Combined sales	$7,277	$7,442	$6,824
_____________________

*	For all periods presented, the Other amount represents third-party sales generated by the Latin America extrusions business, which was sold in April 2018 (see Note S).

For the year ended December 31,	2019	2018	2017
Income before income taxes:
Total segment operating profit	$531	$420	$500
Unallocated amounts:
Cost allocations (A)	(150)	(101)	(193)
Restructuring and other charges (E)	(87)	104	(133)
Other	(17)	(49)	(42)
Combined operating income	$277	$374	$132
Interest expense (F)	(115)	(129)	(168)
Other income (expenses), net (G)	15	(4)	287
Combined income before income taxes	$177	$241	$251

December 31,	2019	2018
Assets:
Total segment assets	$4,547	$4,586
Unallocated amounts:
Cash and cash equivalents	72	81
Corporate fixed assets, net	103	102
Deferred income taxes (I)	14	15
Other	5	11
Combined assets	$4,741	$4,795
Customer Information
In 2019, 2018, and 2017 Arconic Corporation generated more than 10% of its combined sales from one customer, Ford Motor Company. These sales amounted to $942, $983, and $816 in 2019, 2018, and 2017 respectively, and were included in the Rolled Products segment.

Geographic Area Information
Geographic information for sales was as follows (based upon the country where the point of sale occurred):

For the year ended December 31,	2019	2018	2017
Sales:
United States	$4,760	$4,713	$4,146
Hungary*	614	675	608
Russia*	512	553	500
China	486	487	486
France	277	328	293
United Kingdom	230	218	213
Other	398	468	578
	$7,277	$7,442	$6,824
_____________________

*	In all periods presented, sales of a portion of aluminum products from Arconic Corporation’s plant in Russia were completed through the Company’s international selling company located in Hungary.
Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2019	2018
Long-lived assets:
United States	$2,018	$2,028
China	255	274
Russia	231	253
Hungary	100	112
United Kingdom	84	84
France	18	22
Other	38	88
	$2,744	$2,861
E.   Restructuring and Other Charges
Restructuring and other charges for each year in the three-year period ended December 31, 2019 were comprised of the following:

	2019	2018	2017
Net (gain) loss on divestitures of assets and businesses (S)	$(20)	$(152)	$60
Asset impairments	68	4	43
Layoff costs	30	1	31
Other*	9	53	2
Reversals of previously recorded layoff and other costs	—	(10)	(3)
Restructuring and other charges	$87	$(104)	$133
__________________

*	In 2019, 2018, and 2017, Other includes $7, $50, and $6, respectively, related to the allocation of ParentCo’s corporate restructuring charges to Arconic Corporation (see Cost Allocations in Note A).
Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2019 Actions.   In 2019, Arconic Corporation recorded Restructuring and other charges of $87, which were comprised of the following components: a $53 impairment charge for the assets associated with an aluminum rolling mill in Brazil as a result of signing a definitive sale agreement (see Note S); a $30 charge for layoff costs, including the separation of approximately 480 employees (240 in the Rolled Products segment, 190 in the Building and Construction Systems segment, and 50 in the Extrusions segment); a $20 benefit for contingent consideration received related to the sale of the Texarkana (Texas) cast house (see Note S); a $10 charge for the impairment of the carrying value of a trade name intangible asset; a $7 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocations in Note A); and a $7 net charge for other items.
As of December 31, 2019, approximately 230 of the 480 employees associated with 2019 restructuring programs were separated. The remaining separations are expected to be completed in 2020. In 2019, cash payments of $11 were made against layoff reserves related to 2019 restructuring programs.
2018 Actions.    In 2018, Arconic Corporation recorded a net benefit of $104 in Restructuring and other charges, which were comprised of the following components: a $154 gain on the sale of the Texarkana (Texas) rolling mill and cast house (see Note S); a $50 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocations in Note A); a $2 charge for a post-closing adjustment related to the divestiture of the Latin America extrusions business (see Note S); an $8 net charge for other items; and a $10 benefit for the reversal of several layoff reserves related to prior periods.
2017 Actions.   In 2017, Arconic Corporation recorded Restructuring and other charges of $133, which were comprised of the following components: a $60 loss related to the divestiture of the Fusina (Italy) rolling mill (see Note S); a $41 impairment charge for the assets associated with the Latin America extrusions business as a result of signing a definitive sale agreement (completed sale in April 2018—see Note S); a $31 charge for layoff costs related to cost reduction initiatives, including the separation of approximately 400 employees (the majority of which related to the Rolled Products and Building and Construction Systems segments); a $6 charge for an allocation of ParentCo’s corporate restructuring charges (see Cost Allocations in Note A); a $2 net benefit for other items; and a $3 benefit for the reversal of several layoff reserves related to prior periods.
As of December 31, 2018, the employee separations associated with 2017 restructuring programs were essentially complete. In 2019, 2018, and 2017, cash payments of $1, $11, and $13, respectively, were made against layoff reserves related to 2017 restructuring programs.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2016	$12	$4	$16
2017
Cash payments	(18)	(2)	(20)
Restructuring charges	31	1	32
Other(1)	(3)	(1)	(4)
Reserve balances at December 31, 2017	22	2	24
2018
Cash payments	(12)	(1)	(13)
Restructuring charges	1	1	2
Other(1)	(10)	1	(9)
Reserve balances at December 31, 2018	1	3	4
2019
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019(2)	$20	$1	$21
_____________________

(1)	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

(2)	The remaining reserves are expected to be paid in cash during 2020.

F.   Interest Cost Components

For the year ended December 31,	2019	2018	2017
Amount charged to expense	$115	$129	$168
Amount capitalized	12	9	8
	$127	$138	$176
In 2019, 2018, and 2017, total interest costs include an allocation of ParentCo’s financing costs of $115, $125, and $162, respectively (see Cost Allocations in Note A).
G.   Other (Income) Expenses, Net

For the year ended December 31,	2019	2018	2017
Interest income	$(13)	$(13)	$(10)
Foreign currency (gains) losses, net	(17)	17	1
Net loss (gain) from asset sales	2	4	(267)
Other, net	13	(4)	(11)
	$(15)	$4	$(287)
In 2017, Net loss (gain) from asset sales included an allocation of two gains related to ParentCo’s investing and financing activities. Specifically, an allocation of $182 associated with the sale of a portion of ParentCo’s investment in Alcoa Corporation common stock and an allocation of $87 related to an exchange of cash and the remaining portion of ParentCo’s investment in Alcoa Corporation common stock to acquire a portion of ParentCo’s outstanding debt. See Cost Allocations in Note A for an explanation of the allocation methodology of ParentCo activities for purposes of these Combined Financial Statements.
H.   Pension and Other Postretirement Benefits
The below disclosures do not reflect approximately $1,900 in employee benefit plan obligations incurred by Arconic Corporation subsequent to December 31, 2019. See Note U for additional information.
Defined Benefit Plans
Certain Arconic Corporation employees participate in ParentCo-sponsored defined benefit pension plans (“Shared Pension Plans”) and health care and life insurance postretirement benefit plans (“Shared OPEB Plans,” and, together with the Shared Pension Plans, the “Shared Plans”), which include ParentCo corporate and Howmet Aerospace participants as well as eligible U.S. retired employees and certain retirees from foreign locations.
Pension benefits under the Shared Pension Plans generally depend on length of service, job grade, and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. Most salaried and non-bargaining hourly U.S. employees hired after March 1, 2006 participate in a defined contribution plan instead of a defined benefit plan. Additionally, effective April 1, 2018, benefit accruals for future service and compensation under all ParentCo’s qualified and non-qualified defined benefit pension plans for salaried and non-bargaining hourly U.S. employees ceased. Furthermore, effective February 1, 2019, benefit accruals for future service and compensation under ParentCo’s defined benefit pension plans for all employees in the United Kingdom ceased.
Generally, ParentCo’s health care plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life benefits are generally provided by insurance contracts. ParentCo retains the right, subject to existing agreements, to change or eliminate these benefits. All salaried and certain non-bargaining hourly U.S. employees hired after January 1, 2002 and certain bargaining hourly U.S. employees hired after July 1, 2010 are not eligible for postretirement health care benefits. Additionally, all salaried and certain hourly U.S. employees that retire on or after April 1, 2008 are not eligible for postretirement life insurance benefits. Furthermore, ParentCo initiated the following actions between the second half of 2018 and the first half of 2019: (i) effective December 31, 2018, ParentCo terminated all pre-Medicare medical, prescription drug, and vision coverage for current and future salaried and non-bargaining hourly U.S. employees and retirees of ParentCo and its subsidiaries, (ii) effective May 1, 2019, ParentCo eliminated the life insurance benefit for salaried and non-bargaining hourly

U.S. retirees of ParentCo and its subsidiaries, and (iii) effective December 31, 2019, ParentCo eliminated certain health care subsidies for salaried and non-bargaining hourly U.S. retirees of ParentCo and its subsidiaries.
Arconic Corporation accounts for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation does not record an asset or liability to recognize the funded status of the Shared Plans. However, the related pension and other postretirement benefit expenses attributable to Arconic Corporation are based primarily on pensionable compensation of active Arconic Corporation participants and estimated interest costs, respectively.
The accompanying Combined Financial Statements also include an allocation of pension and other postretirement benefit expenses for the Shared Plans attributable to ParentCo corporate participants as well as to closed and sold operations (see Cost Allocations in Note A).
Certain ParentCo plans that are specific only to Arconic Corporation employees (“Direct Plans”) are accounted for as defined benefit pension and other postretirement plans in the accompanying Combined Financial Statements. Accordingly, the funded status of each Direct Plan is recorded in the accompanying Combined Balance Sheet. Actuarial gains and losses that have not yet been recognized in earnings are recorded in Accumulated other comprehensive income until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to Direct Plans are dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each of the plans.
The following table summarizes the total expenses recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		For the year ended December 31,			For the year ended December 31,
Type of Plan	Type of Expense	2019	2018	2017	2019	2018	2017
Direct Plans	Net periodic benefit cost	$5	$5	$5	—	—	—
Shared Plans	Multiemployer contribution	61	67	82	21	21	20
Shared Plans	Cost allocation	20	20	39	4	5	4
		$86	$92	$126	$25	$26	$24

The funded status of Arconic Corporation’s Direct Plans, all of which are non-U.S. plans, are measured as of December 31 each calendar year. All the information that follows is applicable only to the pension benefit plans classified as Direct Plans (as of December 31, 2019 and 2018, the accumulated benefit obligation for other postretirement benefit plans classified as Direct

Plans was $1 and $2, respectively, which was presented as a noncurrent liability on the accompanying Combined Balance Sheet):
Obligations and Funded Status

	Pension benefits
December 31,	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$122	$134
Service cost	3	3
Interest cost	4	4
Actuarial losses (gains)	17	(5)
Benefits paid	(5)	(7)
Foreign currency translation impact	1	(7)
Benefit obligation at end of year	$142	$122
Change in plan assets
Fair value of plan assets at beginning of year	$70	$79
Actual return on plan assets	7	(3)
Employer contributions	3	4
Benefits paid	(4)	(5)
Foreign currency translation impact	3	(5)
Fair value of plan assets at end of year	$79	$70
Funded status	$(63)	$(52)
Amounts recognized in the Combined Balance Sheet consist of:
Noncurrent assets	$2	$2
Current liabilities	(2)	(1)
Noncurrent liabilities	(63)	(53)
Net amount recognized	$(63)	$(52)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss, before tax effect	$58	$45
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income consist of:
Net actuarial loss (gain)	$16	$(3)
Amortization of accumulated net actuarial loss	(3)	(3)
Total, before tax effect	$13	$(6)

Pension Plan Benefit Obligations

	Pension benefits
	2019	2018
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$142	$122
Accumulated benefit obligation	133	115
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	123	104
Fair value of plan assets	57	50
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	113	98
Fair value of plan assets	57	50
Components of Net Periodic Benefit Cost

	Pension benefits
For the year ended December 31,	2019	2018	2017
Service cost	$3	$3	$3
Interest cost	4	4	4
Expected return on plan assets	(5)	(5)	(5)
Recognized net actuarial loss(1)	3	3	3
Net periodic benefit cost(2)	$5	$5	$5
_____________________

(1)	In 2020, the Company expects to recognize $4 in net periodic benefit cost for the amortization of the accumulated net actuarial loss (see Note U).

(2)	Service cost was included within Cost of goods sold and all other cost components were included in Other (income) expenses, net on the accompanying Statement of Combined Operations.
Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost for pension benefit plans were as follows:

	Benefit obligations		Net periodic benefit cost
	December 31,		For the year ended December 31,
	2019	2018	2019	2018	2017
Discount rate	2.29%	3.12%	3.12%	2.94%	3.26%
Rate of compensation increase	3.20	3.42	3.42	3.33	3.31
Expected long-term rate of return on plan assets	—	—	6.73	6.72	6.76

Plan Assets
Arconic Corporation’s pension plan investment policy and weighted average asset allocations at December 31, 2019 and 2018, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy range	2019	2018
Equities	20 – 50%	42%	40%
Fixed income	20 – 50%	38	40
Other investments	15 – 30%	20	20
Total		100%	100%
The principal objectives underlying the investment of the pension plan assets are to ensure that Arconic Corporation can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within various asset classes to protect asset values against adverse movements. The use of derivative instruments is permitted where appropriate and necessary for achieving diversification across the balance of the asset portfolio (no such instruments were included in plan assets as of December 31, 2019 and 2018). Investment practices comply with the requirements of applicable country laws and regulations.
Except for $4 as of both December 31, 2019 and 2018, all pension plan assets are valued at their net asset value, which refers to the net asset value of an investment on a per share basis (or its equivalent) as a practical expedient. The following table presents the value of pension plan assets by major investment category:

December 31,	2019	2018
Equity securities(1)	$33	$28
Fixed income:
Intermediate and long duration government/credit(2)	$26	$23
Other	—	1
	$26	$24
Other investments(3):
Real estate	$8	$7
Other	8	7
	$16	$14
Net asset value sub-total	$75	$66
Other fixed income	4	4
Total	$79	$70
______________________

(1)	Equity securities consist of the plans’ share of commingled funds that are invested in the stock of publicly-traded companies.

(2)	Intermediate and long duration government/credit securities consist of institutional funds that are invested in provincial bonds.

(3)	Other investments consist of both institutional funds that are invested in global real estate and a relative value multi-strategy hedge fund.
Funding and Cash Flows
It is Arconic Corporation’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country employee benefit and tax regulations. From time to time, Arconic Corporation (through ParentCo) may contribute additional amounts as deemed appropriate. In 2019 and 2018, cash contributions to Arconic Corporation’s pension plans were $3 and $4, respectively. The minimum required contribution to Arconic Corporation’s pension plans in 2020 is estimated to be $3 (see Note U). Annual benefit payments expected to be paid to pension plan participants are $6 in 2020, $5 in both 2021 and 2022, $6 in 2023; $5 in 2024; and a combined $30 in 2025 through 2029.
Defined Contribution Plans
Arconic Corporation employees participate in ParentCo-sponsored savings and investment plans in the United States and certain other countries. In the United States, Arconic Corporation employees may contribute a portion of their compensation to the plans, and ParentCo matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, ParentCo makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees hired after March 1, 2006 that are not able to participate in ParentCo’s defined benefit pension plans. Arconic Corporation’s expenses (contributions) related to all defined contribution plans were $38 in 2019, $37 in 2018, and $28 in 2017. The increase in such expenses related to certain employees who no longer are accruing benefits (as of April 1, 2018) under ParentCo’s U.S. defined benefit pension plans (see Defined Benefit Plans above).
I.   Income Taxes
The components of income from continuing operations before income taxes were as follows:

For the year ended December 31,	2019	2018	2017
United States	$126	$171	$264
Foreign	51	70	(13)
	$177	$241	$251
The (benefit) provision for income taxes consisted of the following:

For the year ended December 31,	2019	2018	2017
Current:
Federal	$—	$47	$(7)
Foreign	16	20	17
State and local	3	8	3
	19	75	13
Deferred:
Federal	(70)	(13)	(1)
Foreign	11	9	28
State and local	(8)	—	2
	(67)	(4)	29
Total	$(48)	$71	$42

A reconciliation of the U.S. federal statutory rate to Arconic Corporation’s effective tax rate was as follows (the effective tax rate was a benefit on income in 2019 and a provision on income in 2018 and 2017):

For the year ended December 31,	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
Foreign tax rate differential	(3.9)	0.4	(9.4)
U.S. and residual tax on foreign earnings	15.1	0.8	0.3
U.S. state and local taxes	(1.6)	2.1	1.9
Permanent differences on restructuring and other charges and asset disposals(1)	(78.8)	—	(12.1)
Statutory tax rate and law changes(2)	—	—	(19.9)
Changes in valuation allowances	19.8	6.3	14.7
Changes in uncertain tax positions	—	—	7.0
Non-deductible acquisition costs	2.5	—	0.1
Other	(1.2)	(1.1)	(0.9)
Effective tax rate	(27.1)%	29.5%	16.7%
_____________________

(1)	In 2019, a net tax benefit was recognized related to a U.S. tax election which caused the deemed liquidation of a foreign subsidiary's assets into its U.S. tax parent.

(2)	In December 2017, a $50 tax benefit was recorded with respect to the enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”).
On December 22, 2017, the 2017 Act was signed into law, making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the previously non-taxed post-1986 foreign earnings and profits of certain U.S.-owned foreign corporations as of December 31, 2017. The full impact of the 2017 Act was accounted for in the tax provision and related income tax account balances for the year ended and as of December 31, 2017, as described below.
Arconic Corporation calculated the impact of the 2017 Act’s tax rate reduction and one-time transition tax in the Company’s 2017 year-end income tax provision in accordance with the Company’s understanding of the 2017 Act and guidance available and, as a result, recorded a $50 benefit in December 2017, the period in which the legislation was enacted.
As a result of the 2017 Act, the previously non-taxed post-1986 foreign earnings and profits (calculated based on U.S. tax principles) of certain U.S.-owned foreign corporations was subjected to U.S. tax under the one-time transition tax provisions. The 2017 Act also created a new requirement that certain income earned by foreign subsidiaries, GILTI, must be included in the gross income of the U.S. shareholder. The 2017 Act also established the Base Erosion and Anti-Abuse Tax (BEAT) and foreign-derived intangible income (FDII).
Arconic Corporation did not have a GILTI inclusion for 2018 as it had been determined that foreign operations attributable to the Company were generating losses subject to GILTI, and therefore, did not expect additional tax expense to be incurred associated with GILTI. Arconic Corporation has estimated a GILTI inclusion for 2019 and recorded tax expense accordingly. In addition, for 2019, Arconic Corporation does not anticipate there to be an impact for BEAT and FDII. In December 2017, Arconic Corporation made a final, accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
Arconic Corporation considered the impact of the 2017 Act’s one-time transition tax in the Company’s 2017 year-end income tax provision in accordance with the Company’s understanding of the 2017 Act and guidance available as of December 31, 2017. Based on calculations pursuant to the 2017 Act, Arconic Corporation recorded no tax expense in connection with the one-time transition tax during the year ended December 31, 2017 as the Company is in an overall deficit with respect to accumulated post-1986 earnings and profits. The full impact of the 2017 Act was accounted for in the tax provision and related income tax account balances for the year ended December 31, 2017.

The components of net deferred tax assets and liabilities were as follows:

	2019		2018
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$15	$213	$23	$185
Employee benefits	43	—	33	—
Loss provisions	53	—	61	—
Deferred income/expense	8	3	7	3
Tax loss carryforwards	115	—	109	—
Operating lease right-of-use asset and liabilities	33	33	—	—
Other	32	10	6	11
	$299	$259	$239	$199
Valuation allowance	(113)	—	(107)	—
	$186	$259	$132	$199
The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2019	Expires within 10 years	Expires within 11-12 years	No Expiration(1)	Other(2)	Total
Tax loss carryforwards	$55	$4	$56	$—	$115
Other	—	—	19	165	184
Valuation allowance	(51)	(1)	(61)	—	(113)
	$4	$3	$14	$165	$186
____________________

(1)	Deferred tax assets with no expiration may still have annual limitations on utilization.

(2)
Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference. A substantial amount of Other relates to (i) employee benefits that will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to retirees, (ii) fixed assets which are deductible for tax purposes according to tax depreciation methodologies, (iii) and accruals and reserves, which are typically deductible for tax purposes during the period payments are made, which can vary depending on the nature of the item.

The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (91%) and taxable temporary differences that reverse within the carryforward period (9%).
The following table details the changes in the valuation allowance:

December 31,	2019	2018	2017
Balance at beginning of year	$107	$103	$88
Establishment of new allowances(1)	—	—	3
Net change to existing allowances(2)	18	7	7
Release of allowances	(11)	—	—
Foreign currency translation	(1)	(3)	5
Balance at end of year	$113	$107	$103
____________________

(1)	This line item reflects valuation allowances initially established as a result of a change in management’s judgment regarding the realizability of deferred tax assets.

(2)
This line item reflects movements in previously established valuation allowances, which increase or decrease as the related deferred tax assets increase or decrease. Such movements occur as a result of remeasurement due to a tax rate change and changes in the underlying attributes of the deferred tax assets, including expiration of the attribute and reversal of the temporary difference that gave rise to the deferred tax assets.
Foreign U.S. GAAP earnings that have not otherwise been subject to U.S. tax will generally be exempt from future U.S. tax under the 2017 Act when distributed. Such distributions, as well as distributions of previously taxed foreign earnings, could potentially be subject to U.S. state tax in certain states, and foreign withholding taxes. Foreign currency gains/losses related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. At this time, Arconic Corporation has no plans to distribute such earnings in the foreseeable future. If such earnings were to be distributed, Arconic Corporation would expect the potential U.S. state tax and withholding tax impacts to be immaterial and the potential deferred tax liability associated with future foreign currency gains to be impracticable to determine.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2019	2018	2017
Balance at beginning of year	$18	$23	$—
Additions for tax positions of the current year	—	—	23
Additions for tax positions of prior years	4	—	—
Reductions for tax positions of prior years	—	(4)	—
Foreign currency translation	(1)	(1)	—
Balance at end of year	$21	$18	$23
The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2019, 2018, and 2017 would be 9%, 12%, and 7%, respectively, of pretax book income. Arconic Corporation does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Combined Operations during 2020.
It is Arconic Corporation’s policy to recognize interest and penalties related to income taxes as a component of the (Benefit) provision for income taxes on the accompanying Statement of Combined Operations. Arconic Corporation did not recognize any interest or penalties in 2019, 2018, and 2017. As of December 31, 2019 and 2018, no interest and penalties were accrued.
J.   Stock-Based Compensation
ParentCo has a stock-based compensation plan under which stock options and stock units are generally granted in January each calendar year to eligible employees. Until consummation of the Separation, employees of the Arconic Corporation Businesses will continue to participate in ParentCo’s stock-based compensation plan. Stock options are granted at the closing market price of ParentCo’s common stock on the date of grant and typically grade-vest over a three-year service period (1/3 each year) with a ten-year contractual term. In 2018, there were stock options granted that cliff-vest over a four-year service period. Stock units typically cliff-vest on the third anniversary of the award grant date. As part of ParentCo’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant.
Certain of the stock unit grants also include performance and market conditions. Performance stock awards granted in the first quarter of 2019 were converted to restricted stock unit awards (at target), in order to address the planned Separation. For performance stock units granted in 2018 and 2017, the final number of such stock units earned is dependent on ParentCo’s achievement of certain targets over a three-year measurement period. The performance condition for the applicable stock units is based on ParentCo’s achievement of sales and profitability targets calculated from January 1 of the grant year through December 31 of the third year in the service period. For those stock unit grants that also contain a market condition, the number of units earned will be scaled by a total shareholder return (“TSR”) multiplier, which depends upon ParentCo’s relative three-year (January 1 of the grant year through December 31 of the third year in the service period) performance against the TSRs of a group of peer companies.
In 2019, 2018, and 2017, Arconic Corporation recognized stock-based compensation expense of $38 (30 after-tax), $22 ($17 after-tax), and $23 ($15 after-tax), respectively, of which a minimum of approximately 85% was related to stock units in each period. No stock-based compensation expense was capitalized in 2019, 2018, or 2017. The stock-based compensation expense recorded by Arconic Corporation was comprised of two components: (i) the expense associated with employees of the

Arconic Corporation Businesses, and (ii) an allocation of expense related to ParentCo corporate employees (see Cost Allocations in Note A). In 2019, 2018, and 2017, this allocation was $30, $12, and $19, respectively, of Arconic Corporation’s recognized stock-based compensation expense. Also, Arconic Corporation’s recognized stock-based compensation expense includes a benefit of $2 (through allocation) and $7 ($6 through allocation) in 2019 and 2017, respectively, for certain executive pre-vest stock award cancellations. These benefits were recorded in the respective periods in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For stock units with no market condition, the fair value was equivalent to the closing market price of ParentCo’s common stock on the date of grant. For stock units with a market condition, the fair value was estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $11.93, $20.25, and $21.99 per unit in 2019, 2018, and 2017 respectively. To estimate the fair value of a stock unit, the Monte Carlo simulation model uses certain assumptions, including a risk-free interest rate and volatility, to estimate the probability of satisfying market conditions. The risk-free interest rate (1.6% in 2019, 2.7% in 2018, and 1.5% in 2017) was based on a yield curve of interest rates at the time of the grant based on the remaining performance period. Volatility was estimated using implied and historical volatility (33.4%) in 2019. Because of limited historical information due to the 2016 Separation Transaction, in 2018 and 2017 volatility (32.0% and 38.0%, respectively) was estimated using implied volatility and the representative price return approach, which uses price returns of comparable companies to develop a correlation assumption. For stock options, the fair value was estimated on the date of grant using a lattice-pricing model, which generated a result of $9.79 ($10.99 for four-year cliff options) and $6.26 per option in 2018 and 2017, respectively (there were no stock options issued in 2019). The lattice-pricing model uses several assumptions to estimate the fair value of a stock option, including a risk-free interest rate, dividend yield, volatility, annual forfeiture rate, exercise behavior, and contractual life.
The following describes in detail the assumptions ParentCo used to estimate the fair value of stock options granted in 2018 (the assumptions used to estimate the fair value of stock options granted in 2017 were not materially different, except as noted). The risk-free interest rate (2.5%) was based on a yield curve of interest rates at the time of the grant over the contractual life of the option. The dividend yield (0.9%) was based on a one-year average. Volatility (34.0% for 2018 and 38.1% in 2017) was based on comparable companies and implied volatilities over the term of the option. ParentCo utilized historical option forfeiture data to estimate annual pre- and post-vesting forfeitures (6%). Exercise behavior (61%) was based on a weighted average exercise ratio (exercise patterns for grants issued over the number of years in the contractual option term) of an option’s intrinsic value resulting from historical employee exercise behavior. Based upon the other assumptions used in the determination of the fair value, the life of an option (6.0 years (7.3 years for four-year cliff options)) was an output of the lattice-pricing model.
The activity for stock options and stock units related to employees of the Arconic Corporation Businesses (i.e. does not include awards related to ParentCo corporate employees) during 2019 was as follows:

	Stock options		Stock units
	Number of options	Weighted average exercise price	Number of units	Weighted average FMV per unit
Outstanding, January 1, 2019	1,614,320	$24.93	1,379,722	$21.18
Granted	—	—	590,000	20.95
Exercised	(583,126)	21.38	—	—
Converted	—	—	(482,847)	15.48
Expired or forfeited	(91,585)	25.56	(124,148)	22.00
Performance share adjustment	—	—	(3,320)	27.34
Other	129,686	26.94	59,390	21.07
Outstanding, December 31, 2019	1,069,295	27.05	1,418,797	22.91
As of December 31, 2019, the 1,069,295 outstanding options had a weighted average remaining contractual life of 3.9 years and a total intrinsic value of $5. Additionally, 916,734 of the total outstanding stock options were fully vested and exercisable and had a weighted average remaining contractual life of 3.4 years, a weighted average exercise price of $27.45, and a total intrinsic value of $4 as of December 31, 2019. In 2019, 2018, and 2017, cash received from stock option exercises was $14, $3, and $8, respectively. The total intrinsic value of stock options exercised during 2019, 2018, and 2017 was $5, $1, and $2, respectively.

At December 31, 2019, there was $10 (pre-tax) of combined unrecognized compensation expense related to non-vested grants of both stock options and stock units. This expense is expected to be recognized over a weighted average period of 1.6 years.
Arconic Corporation’s stock-based compensation plan is expected to become effective on the effective date of the Separation (see Note U). At that time, all outstanding stock options (vested and nonvested) and non-vested stock units originally granted under ParentCo’s stock-based compensation plan related to employees of the Arconic Corporation Businesses, as well as any ParentCo corporate employees who will become Arconic Corporation employees effective with the Separation, are expected to be replaced with similar stock options and stock units under Arconic Corporation’s stock-based compensation plan. In order to preserve the intrinsic value of these stock options and stock units, the number of outstanding stock options and stock units will be adjusted by a pre-determined ratio and the grant date fair value of these stock options and stock units will be adjusted accordingly. The ratio will be calculated by dividing the closing market price of ParentCo’s common stock on the trading date immediately preceding the effective date of the Separation by the closing market price of Arconic Corporation’s “when issued” common stock (see Note U) on the trading date immediately preceding the effective date of the Separation. As a result, Arconic Corporation does not expect to recognize any immediate incremental stock-based compensation expense due to this adjustment.

K.   Accumulated Other Comprehensive Income
The following table details the activity of the two components that comprise Accumulated other comprehensive income for Arconic Corporation (such activity for noncontrolling interests was immaterial for all periods presented):

	2019	2018	2017
Pension and other postretirement benefits (H)
Balance at beginning of period	$(32)	$(36)	$(32)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost	(16)	1	(8)
Tax benefit	3	1	2
Total Other comprehensive (loss) income before reclassifications, net of tax	(13)	2	(6)
Amortization of net actuarial loss and prior service cost(1)	3	3	3
Tax expense(2)	(1)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(4)	2	2	2
Total Other comprehensive (loss) income	(11)	4	(4)
Balance at end of period	$(43)	$(32)	$(36)
Foreign currency translation
Balance at beginning of period	$282	$446	$660
Other comprehensive income (loss)(3)	56	(164)	(214)
Balance at end of period	$338	$282	$446
Accumulated other comprehensive income	$295	$250	$410
_____________________

(1)	These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note H).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Combined Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Combined Operations in the line items indicated in footnotes 1 through 3.

L.   Inventories

December 31,	2019	2018
Finished goods	$237	$235
Work-in-process	738	812
Purchased raw materials	85	79
Operating supplies	69	65
	1,129	1,191
LIFO reserve	(309)	(373)
	$820	$818
At December 31, 2019 and 2018, the portion of Inventories subject to the LIFO inventory accounting method was $753, or 67%, and $800, or 67%, respectively, of total inventories before LIFO adjustments. Reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base resulting in the recognition of immaterial income amounts in 2019, 2018, and 2017.

M.   Properties, Plants, and Equipment, Net

December 31,	2019	2018
Land and land rights	$27	$27
Structures:
Rolled Products	1,057	1,068
Extrusions	153	152
Building and Construction Systems	95	96
Other	15	24
	1,320	1,340
Machinery and equipment:
Rolled Products	4,661	4,629
Extrusions	539	537
Building and Construction Systems	201	191
Other	147	164
	5,548	5,521
	6,895	6,888
Less: accumulated depreciation and amortization	4,466	4,341
	2,429	2,547
Construction work-in-progress	315	314
	$2,744	$2,861
N.   Goodwill and Other Intangible Assets
The following table details the changes in the carrying amount of goodwill:

	Rolled Products	Extrusions	Building and Construction Systems	Other*	Total
Balances at December 31, 2017
Goodwill	$252	$71	$99	$25	$447
Accumulated impairment losses	—	—	(28)	(25)	(53)
Goodwill, net	252	71	71	—	394
Translation	(7)	—	(2)	—	(9)
Balances at December 31, 2018
Goodwill	245	71	97	—	413
Accumulated impairment losses	—	—	(28)	—	(28)
Goodwill, net	245	71	69	—	385
Translation	1	—	—	—	1
Balances at December 31, 2019
Goodwill	246	71	97	—	414
Accumulated impairment losses	—	—	(28)	—	(28)
Goodwill, net	$246	$71	$69	$—	$386
__________________

*	Other represents activity related to Arconic Corporation’s Latin America extrusions business, which is reflected in Corporate. Arconic Corporation sold this business in April 2018 (see Note S).

Other intangible assets, which are included in Other noncurrent assets on the accompanying Combined Balance Sheet, were as follows:

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$193	$(177)	$16
Patents and licenses	28	(28)	—
Other	21	(12)	9
Total other intangible assets	$242	$(217)	$25

December 31, 2018	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$194	$(172)	$22
Patents and licenses	28	(28)	—
Other	34	(14)	20
Total other intangible assets	$256	$(214)	$42
Computer software consists primarily of software costs associated with an enterprise business solution within Arconic Corporation to drive common systems among all businesses.
Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2019, 2018, and 2017 was $10, $18, and $16, respectively, and is expected to be in the range of approximately $10 to $15 annually from 2020 to 2024.
O. Leases
Arconic Corporation leases certain land and buildings, plant and equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $63, $52, and $48 in 2019, 2018, and 2017, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in 2019 were $15.
Future minimum contractual operating lease obligations were as follows:

	December 31, 2019	December 31, 2018
2019	$—	$34
2020	38	28
2021	29	22
2022	22	17
2023	17	14
2024	14	13
Thereafter	38	30
Total lease payments	$158	$158
Less: imputed interest	29
Present value of lease liabilities	$129
The weighted-average remaining lease term and weighted-average discount rate for Arconic Corporation's operating leases at December 31, 2019 was 6.7 years and 6.0%, respectively.

P.   Debt
Subsequent to December 31, 2019, Arconic Corporation incurred $1,200 in indebtedness and secured a $1,000 revolving credit facility. See Note U for additional information on these financing arrangements.
In August 2012, ParentCo and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Arconic Corporation’s rolling mill plant in Davenport, IA. The loan proceeds could only be used for this purpose and, therefore, were initially classified as restricted cash, which was released as funds were expended on the project (completed in 2014). Interest on the Bonds is at a rate of 4.75% per annum and is paid semi-annually in February and August, which commenced February 2013. ParentCo has the option through the loan agreement to redeem the Bonds, as a whole or in part, on or after August 1, 2022, on at least 30 days, but not more than 60 days, prior notice to the holders of the Bonds at a redemption price equal to 100% of the principal amount thereof, without premium, plus accrued interest, if any, to the redemption date.
Q.   Other Noncurrent Liabilities and Deferred Credits

December 31,	2019	2018
Sale-leaseback financing obligation	$—	$119
Accrued compensation and retirement costs	45	38
Other	5	11
	$50	$168
The sale-leaseback financing obligation represents the cash received from the sale of the Texarkana, Texas cast house and was accounted for as a deferred gain due to continuing involvement (see 2018 Divestitures in Note S).
R.   Cash Flow Information
Cash paid for interest and income taxes was as follows:

	2019	2018	2017
Interest, net of amount capitalized*	$107	$120	$146
Income taxes, net of amount refunded	$29	24	37

*	Amount includes cash paid by ParentCo related to interest expense allocated to Arconic Corporation (see Cost Allocations in Note A).
S.   Acquisitions and Divestitures
2019 Divestitures. In August 2019, Arconic Corporation reached an agreement to sell its aluminum rolling mill in Itapissuma, Brazil to Companhia Brasileira de Alumínio for $50 in cash, subject to working capital and other adjustments (this transaction was completed on February 1, 2020 - see Note U). This rolling mill produces specialty foil and sheet products and its operating results and assets and liabilities are included in the Rolled Products segment. As a result of the agreement, Arconic Corporation recognized a charge of $53 (pretax) in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations for the non-cash impairment of the carrying value of the rolling mill’s net assets, primarily properties, plants, and equipment.
In October 2019, Arconic Corporation reached an agreement to sell its hard alloy extrusions plant in South Korea for $61 in cash, subject to working capital and other adjustments (this transaction was completed on March 1, 2020 - see Note U). Arconic Corporation expects to recognize a gain of approximately $25 (pretax) upon completion of the sale. The gain will be recorded in Restructuring and other charges on the Company’s Statement of Combined Operations.

2018 Divestitures.   In April 2018, Arconic Corporation completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $2, following the settlement of post-closing and other adjustments in December 2018. As a result of entering into the agreement to sell the Latin America extrusions business in December 2017, a charge of $41 was recognized in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations related to the non-cash impairment of the net book value of the business. Additionally, in 2018, a charge of $2 related to a post-closing adjustment was recognized in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. This transaction is no longer subject to any post-closing adjustments. The Latin America extrusions business generated third-party sales of $25 and $115 in 2018 (through the date of divestiture) and 2017, respectively, and had 612 employees at the time of the divestiture.
In October 2018, Arconic Corporation sold its Texarkana, Texas rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration relates to the achievement of various milestones associated with operationalizing the rolling mill equipment within 36 months of the transaction closing date. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, Arconic Corporation restarted the Texarkana cast house to meet demand for aluminum slab. While owned by Arconic Corporation, the operating results and assets and liabilities of the business were included in the Rolled Products segment. As part of the sale agreement, Arconic Corporation will continue to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time Ta Chen will perform toll processing of metal for Arconic Corporation for a period of six months. Arconic Corporation will supply Ta Chen with cold-rolled aluminum coil during this 24-month period.
The sale of the rolling mill and cast house was accounted for separately. In 2018, a gain on the sale of the rolling mill of $154, including the fair value of contingent consideration of $5, was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. In 2019, the Company received additional contingent consideration of $20, which was recorded as a gain in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. At the end of each future reporting period, Arconic Corporation will continue to reevaluate its estimate of the amount of additional contingent consideration to which it may be entitled, up to $25, and recognize any changes thereto in the Statement of Combined Operations.
Arconic Corporation has continuing involvement related to the lease back of the cast house. As a result, the Company continued to recognize as assets, as well as depreciate, the cast house building and equipment that it sold to Ta Chen, and recorded the portion of the cash proceeds associated with the sale of the cast house assets as a noncurrent liability, including a deferred gain of $95. As of December 31, 2018, Arconic Corporation's Combined Balance Sheet includes $24 in Properties, plants, and equipment, net, $22 in Deferred income taxes (noncurrent asset), and $119 in Other noncurrent liabilities and deferred credits. On January 1, 2019, Arconic Corporation adopted the new lease accounting standard (see Recently Issued Accounting Guidance in Note B), under which Arconic Corporation’s continuing involvement no longer required deferral of the recognition of the sale of the cast house. Accordingly, the carrying value of these assets and liabilities were reclassified to equity reflecting a cumulative effect of an accounting change on the date of adoption.
2017 Divestitures.   In March 2017, Arconic Corporation completed the divestiture of its Fusina, Italy rolling mill to Slim Aluminum. This transaction resulted in a $60 loss, which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. As part of the transaction, Arconic Corporation injected $10 of cash into the business and provided a third-party guarantee with a fair value of $5 related to Slim Aluminum’s environmental remediation. This transaction is no longer subject to any post-closing adjustments. While owned by Arconic Corporation, the operating results and assets and liabilities of the Fusina rolling mill were included in the Rolled Products segment. The rolling mill generated third-party sales of $54 in 2017 (through the date of divestiture) and had 312 employees at the time of the divestiture.
T.   Contingencies and Commitments
The matters described within this section are those of ParentCo that are associated directly or indirectly with the Arconic Corporation Businesses. For those matters where the outcome remains uncertain, the ultimate allocation of any potential future costs between Arconic Corporation and Howmet Aerospace will be addressed in the Separation and Distribution Agreement.
Contingencies
Environmental Matters.   ParentCo participates in environmental assessments and cleanups at several locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as, among others, the nature and extent of contamination, changes in remedial requirements, and technological changes.
Arconic Corporation’s remediation reserve balance was $208 and $239 (of which $83 and $69, respectively, was classified as a current liability) at December 31, 2019 and 2018, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated for current and certain former Arconic Corporation operating locations. In 2019, the remediation reserve was increased by $25 related to the Grasse River project (see Massena West, NY below). This charge was recorded in Cost of goods sold on the accompanying Statement of Combined Operations. Payments related to remediation expenses applied against the reserve were $56 in 2019 and $27 in 2018, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
The following description provides details regarding the current status of one reserve, which represents the majority of the Company’s total remediation reserve balance, related to a current Arconic Corporation site.
Massena West, NY — Arconic Corporation has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic Corporation’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At December 31, 2019 and 2018, the reserve balance associated with this matter was $171 and $198, respectively. Arconic Corporation completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced. The majority of the expenditures related to the project are expected to occur between 2019 and 2022.
In June 2019, Arconic Corporation increased the reserve balance by $25 due to changes required in the EPA-approved remedial design and post-construction monitoring. These changes were necessary due to several items, the majority of which relate to navigation issues identified by a local seaway development company. Accordingly, the EPA requested an addendum to the final remedial design be submitted to address these issues. The proposed remedy is to dredge certain of the sediments originally identified for capping in the affected areas of the Grasse River, resulting in incremental project costs. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Reynobond PE — On June 13, 2017, the Grenfell Tower in London, U.K. caught fire resulting in fatalities, injuries, and damage. A French subsidiary of ParentCo, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the facade installer, who then completed and installed the system under the direction of the general contractor. Neither ParentCo nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metropolitan Police Service (the “Police”), a Public Inquiry by the British government, and a consumer protection inquiry by a French public authority. The Public Inquiry was announced by the U.K. Prime Minister on June 15, 2017 and subsequently was authorized to examine the circumstances leading up to and surrounding the Grenfell Tower fire in order to make findings of fact and recommendations to the U.K. Government on matters such as the design, construction, and modification of the building, the role of relevant public authorities and contractors, the implications of the fire for the adequacy and enforcement of relevant regulations, arrangements in place for handling emergencies, and the handling of concerns from residents, among other things. Hearings for Phase 1 of the Public Inquiry began on May 21, 2018 and concluded on December 12, 2018. Phase 2 hearings of the Public Inquiry began in early 2020, following which a final report will be written and subsequently published. AAP SAS is participating as a Core Participant in the Public Inquiry and is also cooperating with the ongoing parallel investigation by the Police. ParentCo no longer sells the PE product for architectural use on buildings. Given the preliminary nature of these investigations and the uncertainty of potential future litigation, ParentCo cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

Behrens et al. v. Arconic Inc. et al.   On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. Discovery is ongoing on defendants’ motion to have the case dismissed in favor of a U.K. forum (forum non conveniens). On January 23, 2020, the Court ordered that the parties complete discovery relating to forum non conveniens by March 16, 2020, but has since permitted discovery to extend past that deadline and invited the parties to agree to an extended briefing schedule on that issue. The Court will hold oral argument on this motion on May 7, 2020. Given the preliminary nature of this matter and the uncertainty of litigation, the ParentCo Defendants cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al.   A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs' opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. Given the preliminary nature of this matter and the uncertainty of litigation, ParentCo cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Raul v. Albaugh, et al.   On June 22, 2018, a derivative complaint was filed nominally on behalf of ParentCo by a purported ParentCo stockholder against the then members of ParentCo’s Board of Directors and Klaus Kleinfeld and Ken Giacobbe, naming ParentCo as a nominal defendant, in the United States District Court for the District of Delaware. The complaint raises similar allegations as the consolidated amended complaint and second amended complaint in Howard, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses, and asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended, and Delaware state law. On July 13, 2018, the parties filed a stipulation agreeing to stay this case until the final resolution of the Howard case, the Grenfell Tower Public Inquiry in London, and the investigation by the Police and on July 23, 2018, the Court approved the stay. Given the preliminary nature of this matter and the uncertainty of litigation, ParentCo cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
While ParentCo believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters.
Stockholder Demands.   The ParentCo Board of Directors also received letters, purportedly sent on behalf of stockholders, reciting allegations similar to those made in the federal court lawsuits and demanding that the ParentCo Board authorize ParentCo to initiate litigation against members of management, the ParentCo Board, and others. The ParentCo Board of Directors appointed a Special Litigation Committee of the ParentCo Board to review, investigate, and make recommendations to the ParentCo Board regarding the appropriate course of action with respect to these stockholder demand letters. On May 22, 2019, the Special Litigation Committee, following completion of its investigation into the claims demanded in the demand letters, recommended to the ParentCo Board that it reject the demands to authorize commencement of litigation. On May 28, 2019, the ParentCo Board adopted the Special Litigation Committee’s findings and recommendations and rejected the demands that it authorize commencement of actions to assert the claims set forth in the demand letters.
General.   In addition to the matters described above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against ParentCo or Arconic Corporation, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that Arconic Corporation’s liquidity or results of operations in a reporting period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of Arconic Corporation.
Commitments
Purchase Obligations.   ParentCo has entered into purchase commitments, on behalf of Arconic Corporation, for raw materials, energy, and other goods and services, which total $229 in 2020, $24 in 2021, $24 in 2022, $5 in 2023, $2 in 2024, and $2 thereafter as of December 31, 2019.
Operating Leases.   See Note O for future minimum contractual obligations under long-term operating leases.
Guarantees.   ParentCo has outstanding bank guarantees, on behalf of Arconic Corporation, related to, among others, tax matters and customs duties. The total amount committed under these guarantees, which expire at various dates between 2020 and 2026 was $3 at December 31, 2019.
Letters of Credit.   ParentCo has outstanding letters of credit, on behalf of Arconic Corporation, primarily related to environmental and lease obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2020, was $57 at December 31, 2019.
Surety Bonds.   ParentCo has outstanding surety bonds, on behalf of Arconic Corporation, primarily related to customs duties and environmental-related matters. The total amount committed under these surety bonds, which expire at various dates, primarily in 2020, was $8 at December 31, 2019.
U.   Subsequent Events
Management evaluated all activity of Arconic Corporation and concluded that no subsequent events have occurred that would require recognition in the Combined Financial Statements or disclosure in the Notes to the Combined Financial Statements, except as described below.
Separation Update
On February 5, 2020, ParentCo's Board of Directors approved the completion of the Separation (see The Proposed Separation in Note A), which is scheduled to become effective on April 1, 2020 (the “Separation Date”) at 12:01 a.m. Eastern Daylight Time. Also, on February 13, 2020, the SEC declared effective Arconic Corporation’s Registration Statement on Form 10, as amended. The Separation will occur by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). Specifically, ParentCo common shareholders are expected to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common shareholders will receive cash in lieu of fractional shares). In connection with the consummation of the Separation, ParentCo will change its name to Howmet Aerospace Inc. (“Howmet Aerospace”) and Arconic Rolled Products Corporation will change its name to Arconic Corporation. “When-issued” trading of Arconic Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and will continue the distribution date. “Regular-way” trading of Arconic Corporation common stock is expected to begin with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”
Financing Arrangements.   In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% (fixed rate) Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). Additionally, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provides a $600 Senior Secured First-Lien Term B Loan Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). Arconic Corporation intends to use a portion of the net proceeds from the aggregate indebtedness to make a payment to ParentCo to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation. The payment to ParentCo will be calculated as the difference between (i) the approximately $1,165 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($72 as of December 31, 2019).
The net proceeds from the 2028 Notes offering will be held in escrow until the satisfaction of the escrow release conditions, including the substantially concurrent completion of the Separation. Prior to the escrow release, the 2028 Notes will not be guaranteed. Following the escrow release, the 2028 Notes will be guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries. Each of the 2028 Notes and the related guarantees will be secured on a second-priority basis by liens on certain assets of Arconic Corporation and the guarantors, as defined therein.
The variable interest rate with respect to the Term Loan is currently based on LIBOR for the relevant interest period plus an applicable margin of 2.75% and the variable commitment fee for undrawn capacity related to the Credit Facility is 0.35%. The provisions of the Term Loan require a mandatory 1% repayment of the initial $600 borrowing each annual period during the seven-year term. The Term Loan and the Credit Facility are guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries. Each of the Term Loan, the Credit Facility, and the related guarantees are secured on a first-priority basis by liens on certain assets of Arconic Corporation and the guarantors.
The Credit Agreement includes financial covenants requiring the maintenance of a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, as defined in the Credit Agreement. The Consolidated Total Leverage Ratio is the ratio of Consolidated Debt to Consolidated EBITDA for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not exceed a ratio of 2.50 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending on June 30, 2020 through and including the fiscal quarter ending on March 31, 2021, and 2.25 to 1.00 for each fiscal quarter thereafter. The Consolidated Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not fall below a ratio of 3.00 to 1.00 for any fiscal quarter during the term of the Credit Agreement, commencing with the fiscal quarter ending on June 30, 2020. In addition, the Credit Agreement requires pro forma compliance with these financial covenants at each instance of borrowing under the Credit Facility, which may limit the Company’s ability to draw the full amount.
Also, at Separation, ParentCo is expected to remain the borrower associated with the Bonds (see Note P), the net proceeds of which were used to acquire, construct, reconstruct, and renovate certain facilities at Arconic Corporation’s rolling mill plant in Davenport, IA. Accordingly, the $250 carrying value of the Bonds, as well as any related accrued interest, will be removed from Arconic Corporation's Combined Balance Sheet in connection with the Separation.
Defined Benefit Plans - Shared Plans.   In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation (the “U.S. Shared Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic Corporation recognized an aggregate liability of $1,920 reflecting the combined net unfunded status, comprised of a benefit obligation of $4,255 and plan assets of $2,335, of the U.S. Shared Plans, and $1,752 (net of tax impact) in Accumulated other comprehensive loss. In 2020, Arconic Corporation expects to recognize approximately $100 in combined net periodic benefit cost, of which approximately $20 is service cost, as well as make approximately $250 in pension contributions and $55 in other postretirement benefit payments, related to the U.S. Shared Plans.
Customer Receivables.   Certain of Arconic Corporation’s customer receivables are sold on a revolving basis to a bankruptcy-remote subsidiary of ParentCo for purposes of ParentCo's accounts receivable securitization program (see Cash Management in Note A). Effective January 2, 2020, in preparation for the Separation, ParentCo's arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses in this program, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic Corporation. The Company is evaluating whether to enter into a similar arrangement of its own subsequent to the Separation Date.
Unaudited Pro Forma Earnings per Share.   In 2019, 2018, and 2017, basic and diluted earnings per share on a pro forma basis was $2.07, $1.56, and $1.92, respectively. For all periods presented, the pro forma earnings per share was calculated based on the 109,021,376 shares of Arconic Corporation common stock estimated to be distributed on April 1, 2020 in connection with the completion of the Separation. This estimate was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. The same number of shares was used to calculate both basic and diluted pro forma earnings per share as Arconic Corporation does not have any common share equivalents.
Divestitures Update
On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill in Itapissuma, Brazil (see Note S). The rolling mill generated third-party sales of $143, $179, and $162 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 500 employees.
On March 1, 2020, Arconic Corporation completed the sale of its hard alloy extrusions plant in South Korea (see Note S). The extrusions plant generated third-party sales of $51, $53, and $50 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 160 employees.
COVID-19
As a result of the escalating COVID-19 (coronavirus) pandemic and the uncertainty regarding its duration and impact on the Company's customers, suppliers, and operations, Arconic Corporation is not currently able to estimate the specific future impact on its operations or financial results. Several of the Company's automotive and aerospace customers have temporarily suspended operations, including Arconic Corporation's largest customer, Ford, which suspended its North American operations beginning on March 19, 2020 and have announced they are targeting to restart at least a portion of these operations on April 14, 2020. In addition, Arconic Corporation cannot predict the impact of any governmental regulations that might be imposed in response to the pandemic, including required temporary facility shutdowns. At this time, the Company’s material manufacturing facilities continue to operate. While the situation is fluid, the Company, like many companies around the world, anticipates temporary reductions in operating levels at many of its material manufacturing facilities due to the COVID-19 pandemic, although we do not currently know the extent, duration or impact of such reductions. Arconic Corporation is continuing to evaluate the impact this global event may have on its future results of operations, cash flows, financial position, and availability under the Company's Credit Facility (see Financing Arrangements above).

Supplemental Financial Information (unaudited)
Quarterly Data
(in millions, except per-share amounts)

	First	Second	Third	Fourth(1)	Year
2019
Sales	$1,841	$1,923	$1,805	$1,708	$7,277
Net income (loss)	$41	$5	$(7)	$186	$225
Net income (loss) attributable to Arconic Corporation	$41	$5	$(7)	$186	$225
Pro forma earnings per share attributable to Arconic Corporation common shareholders(2):
Basic	$0.38	$0.04	$(0.07)	$1.71	$2.07
Diluted	$0.38	$0.04	$(0.07)	$1.71	$2.07
2018
Sales	$1,836	$1,915	$1,882	$1,809	$7,442
Net income	$31	$10	$30	$99	$170
Net income attributable to Arconic Corporation	$31	$10	$30	$99	$170
Pro forma earnings per share attributable to Arconic Corporation common shareholders(2):
Basic	$0.29	$0.09	$0.28	$0.91	$1.56
Diluted	$0.29	$0.09	$0.28	$0.91	$1.56
(1)    In the fourth quarter of 2019, Arconic Corporation recorded the following items in pretax income: a $24 benefit for LIFO inventory accounting; a $20 gain for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill (see Notes E and T); and $17 for costs to evaluate, plan, and execute the Separation (see Note A).
In the fourth quarter of 2018, Arconic Corporation recorded a $154 gain (pretax) on the sale of the Texarkana (Texas) rolling mill (see Notes E and T).
(2)    Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.
For all periods presented, earnings per share was calculated based on the 109,021,376 shares of Arconic Corporation common stock estimated to be distributed on April 1, 2020 in connection with the completion of the Separation and is considered pro forma in nature. This estimate was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. The same number of shares was used to calculate both basic and diluted pro forma earnings per share as Arconic Corporation does not have any common share equivalents.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Arconic Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting, and
(c) Attestation Report of the Registered Public Accounting Firm
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for new public companies.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Current Executive Officers
The following table sets forth information, as of March 30, 2020, regarding the individuals who are currently serving as, and are expected to continue to serve following the distribution as, executive officers of Arconic Corporation.

Name	Age	Position
Timothy D. Myers	54	President (Chief Executive Officer designate)
Erick R. Asmussen	53	Executive Vice President and Chief Financial Officer
Mary E. Zik	48	Vice President, Controller

Timothy D. Myers became the President of Arconic Corporation as of February 11, 2020, and will become Chief Executive Officer as of the separation. From October 2017 until the separation, Mr. Myers served as Executive Vice President and Group President, Global Rolled Products, which now includes the Extrusions and Building and Construction Systems businesses of ParentCo. From May 2016 to June 2019, he served as Executive Vice President and Group President of ParentCo’s Transportation and Construction Solutions segment, which then comprised Arconic Wheel and Transportation Products and Building and Construction Systems and which segment was eliminated in the third quarter of 2019, with the Building and Construction Systems business then moved to the Global Rolled Products segment. Prior to that assignment, he was President of Alcoa Wheel and Transportation Products, from June 2009 to May 2016. Mr. Myers was Vice President and General Manager, Commercial Vehicle Wheels for the Alcoa Wheel Products business from January 2006 to June 2009. Mr. Myers joined ParentCo in 1991 as an automotive applications engineer in the Commercial Rolled Products Division, and held a series of engineering, marketing, sales and management positions with ParentCo since that time.

Erick R. Asmussen became the Executive Vice President and Chief Financial Officer of Arconic Corporation as of February 11, 2020. Mr. Asmussen previously served as Senior Vice President and Chief Financial Officer of Momentive Performance Materials Inc. from May 2015 to July 2019. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 and served in multiple leadership roles, including Vice President of Strategy, Planning and Corporate Development, Worldwide Controller, Tax Director and Treasurer. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation, and Arthur Andersen LLP.

Mary E. Zik became the Vice President, Controller of Arconic Corporation as of February 11, 2020. Ms. Zik has served as Assistant Controller for ParentCo since February 2017, responsible for establishing and maintaining financial accounting policies, overseeing the consolidation of ParentCo’s financial results and financial reporting and compliance with the SEC. Previously, Ms. Zik was Director of Financial Transactions and Policy for ParentCo. Ms. Zik joined ParentCo in 2000, prior to the 2016 Separation Transaction, and has held several positions of increasing responsibility across various Controllership functions including corporate consolidations, external reporting, financial policy and reporting, and financial planning and analysis. Prior to joining ParentCo, she worked at PricewaterhouseCoopers LLP.
Additional Executive Officers Following the Distribution
The following table sets forth information as of March 30, 2020 regarding the additional individuals who are expected to serve as executive officers of Arconic Corporation following the distribution.

Name	Age	Position
Melissa M. Miller	48	Executive Vice President and Chief Human Resources Officer
Diana C. Toman	41	Executive Vice President, Chief Legal Officer and Secretary
Mark J. Vrablec	59	Executive Vice President and Chief Commercial Officer

Melissa M. Miller will be Executive Vice President and Chief Human Resources Officer of Arconic Corporation. From October 2017 until the separation, Ms. Miller is Vice President of Human Resources for ParentCo’s Global Rolled Products business, which now includes the Extrusions and Building and Construction Systems (BCS) businesses of ParentCo. From May 2016 until October 2017, Ms. Miller served as Vice President of Human Resources for the business segment that comprised the

BCS business and Arconic Wheel & Transportation Products. From June 2011 until February 2016, Ms. Miller served as Global Human Resources Director of the BCS business. Ms. Miller joined ParentCo in 2005 and has held multiple leadership roles with a broad spectrum of progressive HR responsibilities, including HR strategy and delivery, talent management, workforce planning, succession planning, employee engagement, campus partnerships, HR technology, growth in emerging markets, merger integrations, turnarounds and employee/labor relations. Prior to joining ParentCo, Ms. Miller served in several HR-related roles at Marconi (formerly known as FORE Systems) for more than seven years.

Diana C. Toman will be Executive Vice President, Chief Legal Officer and Secretary of Arconic Corporation. From November 2015 to July 2019, Ms. Toman served as Senior Vice President, General Counsel and Corporate Secretary for Compass Minerals International, Inc. From March 2010 to October 2015, Ms. Toman served in multiple leadership roles at General Cable Corporation, including as Vice President, Strategy and General Counsel, Asia Pacific & Africa, and Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining General Cable, Ms. Toman held legal positions at Gardner Denver, Inc. from October 2006 to February 2010 and Waddell & Reed Financial, Inc. from August 2003 to October 2006. She began her career as an attorney with the law firm of Levy & Craig, P.C.

Mark J. Vrablec will be Executive Vice President and Chief Commercial Officer of Arconic Corporation. From February 2019 until the separation, Mr. Vrablec is Vice President for ParentCo’s Global Rolled Products business, which now includes the Extrusions and Building and Construction Systems businesses of ParentCo. From July 2017 to February 2019, Mr. Vrablec served as Vice President, Global Rolled Products Commercial and Business Development. From November 2016 to July 2017, Mr. Vrablec served as President of the Aerospace and Automotive Products business, holding the same role for Alcoa from October 2015 until November 2016. From September 2011 until October 2015, Mr. Vrablec served as President of Alcoa’s Aerospace, Transportation and Industrial Rolled Products business. Mr. Vrablec joined ParentCo in 1982 as a metallurgist, and has held a series of quality assurance, operations, and management positions with ParentCo since that time.

Current Board of Directors
The following table sets forth information as of March 30, 2020 regarding those persons who are expected to serve on Arconic Corporation’s Board of Directors following completion of the distribution and until their respective successors are duly elected and qualified. Arconic Corporation’s amended and restated certificate of incorporation provides that directors will be elected annually.

Name	Age	Position
Timothy D. Myers	54	Director and Chief Executive Officer
Christopher L. Ayers	53	Director
Timothy D. Myers
Age:   54
Career Highlights and Qualifications:   Mr. Myers is the President and Chief Executive Officer designate of Arconic Corporation. From October 2017 until February 11, 2020, Mr. Myers was Executive Vice President and Group President, Global Rolled Products, which now includes the Extrusions and Building and Construction Systems businesses, of ParentCo. From May 2016 to June 2019, he served as Executive Vice President and Group President of ParentCo’s Transportation and Construction Solutions segment, which then comprised Arconic Wheel and Transportation Products and Building and Construction Systems and which segment was eliminated in the third quarter of 2019, with the Building and Construction Systems business then moved to the Global Rolled Products segment. Prior to that assignment, he was President of Alcoa Wheel and Transportation Products, from June 2009 to May 2016. Mr. Myers was Vice President and General Manager, Commercial Vehicle Wheels for the Alcoa Wheel Products business from January 2006 to June 2009. Mr. Myers joined ParentCo in 1991 as an automotive applications engineer in the Commercial Rolled Products Division, and held a series of engineering, marketing, sales and management positions with ParentCo since that time.
Attributes and Skills:   As the only current management representative on the Board, Mr. Myers’ leadership of, and extensive experience and familiarity with, Arconic Corporation’s business provides the Board with invaluable insight into the Company’s operations and strategic direction. His range of operational and other roles at ParentCo has given him an in-depth and well-rounded understanding of the Company and its customers.
Christopher L. Ayers

Age:   53
Other Current Public Directorships:   Universal Stainless & Alloy Products, Inc. and ParentCo until March 31, 2020
Career Highlights and Qualifications:   Mr. Ayers served as the President and Chief Executive Officer of WireCo WorldGroup, Inc., a leading producer of specialty steel wire ropes and high-performance synthetic ropes from July 2013 through January 2017. Prior to WireCo, from May 2011 to May 2013, Mr. Ayers served as Executive Vice President of Alcoa Inc. and President of Alcoa’s Global Primary Products Group. Mr. Ayers joined Alcoa in February 2010 as the Chief Operating Officer of the Company’s Cast, Forged and Extruded Products businesses. From 1999 to 2008, Mr. Ayers held several executive positions at Precision Castparts Corporation (PCC), a manufacturer of metal components and products. In 2006, he was appointed PCC Executive Vice President and President of the PCC Forging Division. Mr. Ayers began his career at Pratt & Whitney, the aircraft engine division of United Technologies Corporation.
Other Current Affiliations:   Mr. Ayers has served as a director of privately-held Samuel, Son & Co., Limited since 2018.
Attributes and Skills:   Mr. Ayers’ management and executive experience in the specialty materials industry, with a strong focus on aerospace markets, offers valuable strategic and operational insights.
Board of Directors Following the Distribution
The following table sets forth information as of March 30, 2020 regarding those additional persons who are expected to serve on Arconic Corporation’s Board of Directors following completion of the distribution and until their respective successors are duly elected and qualified. Arconic Corporation’s amended and restated certificate of incorporation provides that directors will be elected annually.

Name	Age	Position
Frederick “Fritz” A. Henderson	61	Chairman
William F. Austen	61	Director
Margaret “Peg” S. Billson	58	Director
Austin G. Camporin	37	Director
Jacques Croisetiere	65	Director
Elmer L. Doty	65	Director
Carol S. Eicher	61	Director
E. Stanley O’Neal	68	Director
Jeffrey Stafeil	50	Director
Frederick “Fritz” A. Henderson
Age:   61
Other Current Public Directorships:   Adient plc; Horizon Global Corporation; Marriott International Inc.
Career Highlights and Qualifications:   Mr. Henderson served as the Interim Chief Executive Officer of Adient plc from June 2018 to September 2018. Previously, Mr. Henderson served as Chairman and Chief Executive Officer of Suncoke Energy, Inc. from December 2010 to December 2017 and as Chairman and Chief Executive Officer of Suncoke Energy Partners GP LLC from January 2013 to December 2017. Mr. Henderson served as Senior Vice President of Sunoco, Inc. from September 2010 until the completion of Suncoke Energy, Inc.’s initial public offering and separation from Sunoco in July 2011. Prior to joining the leadership of Suncoke and Sunoco, Mr. Henderson held a number of senior management positions at General Motors from 1984 to 2009, including President and Chief Executive Officer from March 2009 to December 2009.
Other Current Affiliations:   Mr. Henderson is a Trustee of the Alfred P. Sloan Foundation and a Principal at the Hawksbill Group, a business advisory and consulting firm.
Previous Directorships:   Mr. Henderson served as a director of Compuware Corporation.
Attributes and Skills:   Mr. Henderson has proven business acumen, having served as the chief executive officer for both a large, publicly-traded global automotive company as well as a key supplier of manufactured product and energy to the steel industry. His expertise in these industries and management experience brings valuable insight to the Board.

William F. Austen
Age:   61
Other Current Public Directorships:   Tennant Company.
Career Highlights and Qualifications:   Mr. Austen retired in June 2019 as the President, Chief Executive Officer and member of the Board of Directors for Bemis Company, Inc., a global flexible packaging company, where he had served since August 2014. From 2004 to August 2014, Mr. Austen served in various leadership roles at Bemis Company, including as Executive Vice President and Chief Operating Officer, Group President and Vice President, Operations. Mr. Austen also served as President and Chief Executive Officer of Morgan Adhesive Company from 2000 to 2004. From 1980 to 2000, Mr. Austen held various positions with General Electric Company, culminating in General Manager of the Switch Gear Business.
Other Current Affiliations:   Mr. Austen is a director of the SUNY Maritime Foundation, Inc.
Previous Directorships:   Mr. Austen served as a director of Bemis Company, Inc.
Attributes and Skills:   Mr. Austen brings a broad strategic perspective with experience in business strategy, mergers, acquisitions and business integration. He is a talented leader in global manufacturing and operations and his experience will assist Arconic Corporation in pursuing its strategic plans as an independent publicly-traded company.
Margaret “Peg” S. Billson
Age:   58
Other Current Public Directorships:   CAE, Inc.
Career Highlights and Qualifications:   Ms. Billson served as President and CEO of BBA Aviation, plc’s Global Engine Services Division from 2013 to 2016. Ms. Billson joined BBA Aviation in 2009 as President of BBA Aviation Legacy Support. During her seven-year tenure with BBA Aviation, Ms. Billson’s responsibilities included running a portfolio of internationally based companies delivering new production, spare and repaired parts to the aviation industry. Prior to BBA Aviation, Ms. Billson was the President/ General Manager of the Airplane Division and Chief Operation Officer of Eclipse Aviation. Ms. Billson previously held a number of leadership roles at Honeywell International Inc., including as Vice President and General Manager of Airframe Systems and Aircraft Landing Systems, and in various key leadership positions in engineering, product support and program management at McDonnell Douglas Corporation. Ms. Billson has also served as a consultant for the Gerson Lehman Group and for the Carlyle Group.
Other Current Affiliations:   Ms. Billson serves on advisory boards for Global Aviation and Basin Holdings.
Previous Directorships:   Ms. Billson served as a director of Skywest, Inc.
Attributes and Skills:   Ms. Billson is a seasoned executive with 35 years of experience leading technology-rich multi-national companies and organizations and also has direct experience with aviation applications. She brings a strong set of cross-functional experiences and valuable perspective to the Board.
Austin G. Camporin
Age:   37
Career Highlights and Qualifications:   Mr. Camporin is a Portfolio Manager at Elliott Management Corporation, a New York-based investment fund with $40 billion in assets under management. He joined Elliott in 2009, focusing primarily upon public equity and credit opportunities. Prior to joining Elliott, Mr. Camporin began his career at J.P. Morgan in 2004, first as a high-yield credit analyst and then in 2007 moving to the proprietary trading group.
Other Current Affiliations:   Mr. Camporin is a member of the board of directors of Acosta, Inc. and cxLoyalty Group Holdings, co-president and founder of the Good Shepherd of Darien Foundation and co-founder of A Second Chance for Ziva dog rescue.
Attributes and Skills:   Mr. Camporin’s experience in financial markets analyzing private and public companies, with a strong focus on the rolled products and aluminum markets as well as the automotive sector, offers valuable industry-specific knowledge to the Board.
Jacques Croisetiere

Age:   65
Career Highlights and Qualifications:   Mr. Croisetiere was the Senior Executive Vice President and Chief Financial Officer of Bacardi Limited from August 2009 until his retirement in December 2012. From 2007 until April 2009 he was Executive Vice-President, Chief Financial Officer and Chief Strategy Officer of Rohm and Haas Company and had additional operating responsibilities for the Salt and Powder Coatings businesses, as well as the Procurement, Corporate Business Development and Strategic Planning groups. Mr. Croisetiere was elected Chief Financial Officer of Rohm and Haas in April 2003. Before that he was Rohm and Haas’s European Region Director and responsible for the worldwide activities of its Ion Exchange Resins and Inorganic and Specialty Solutions businesses.
Previous Directorships:   Mr. Croisetiere served as a director at Versum Materials, Inc.
Attributes and Skills:   Mr. Croisetiere brings to the Board significant operating and financial expertise with a deep understanding of financial markets, corporate finance, accounting and controls, and investor relations. As a former Chief Financial Officer and Chief Strategy Officer of multinational corporations, he has extensive experience in international operations and strategy.
Elmer L. Doty
Age:   65
Career Highlights and Qualifications:   Mr. Doty served as President and Chief Operating Officer of ParentCo from February 2019 to August 2019. Previously, Mr. Doty was an Operating Executive at The Carlyle Group LP, a multinational private equity, alternative asset management and financial services corporation, where he previously held a similar position in 2012. From December 2012 to February 2016, Mr. Doty was President and Chief Executive Officer of Accudyne Industries LLC, a provider of precision-engineered flow control systems and industrial compressors. Mr. Doty also was the President and Chief Executive Officer of Vought Aircraft Industries, Inc. from 2006 until its acquisition in 2010 by Triumph Group, a leader in manufacturing and overhauling aerospace structures, systems and components. He then served as the President of Triumph Aerostructures—Vought Aircraft Division. Prior to Vought, Mr. Doty was Executive Vice President and General Manager of the Land Systems Division of United Defense Industries, Inc. (now BAE Systems). Earlier in his career, Mr. Doty held executive positions at both General Electric Company and FMC Corporation.
Previous Directorships:   Mr. Doty was a director of Vought Aircraft Industries, Inc. and Triumph Group, Inc.
Attributes and Skills:   Building on his broad aerospace experience, including serving as a CEO and business executive with several industry leaders, Mr. Doty has a deep knowledge of the aerospace and defense markets and strong relationships with key customers. This experience enables him to make a valuable contribution to the Board’s considerations of investments and other portfolio matters.
Carol S. Eicher
Age:   61
Other Current Public Directorships:   Tennant Company; Advanced Emissions Solutions.
Career Highlights and Qualifications:   Ms. Eicher’s career spans thirty years of manufacturing, commercial and executive leadership in the chemicals industry. Ms. Eicher served as the President and Chief Executive Officer of Innocor, Inc. from May 2014 to July 2017 and as a non-executive board chairman of Innocor, Inc. from August 2017 to April 2018. Prior to Innocor, Inc., Ms. Eicher held various positions at The Dow Chemical Company, including Business President for Coatings and Construction at Dow Chemical from 2009 to 2013, was an executive officer and business leader at Rohm and Haas Company from 2000 to 2009, held various senior management positions with Ashland Chemical Company, a division of Ashland Inc., from 1992 to 1999, and held numerous manufacturing and technology leadership roles at E.I. DuPont de Nemours and Company from 1979 to 1992.
Other Current Affiliations:   In addition to her public company board memberships, Ms. Eicher serves on the boards of Aurora Plastics, Hexion Holdings Corporation and Opera Philadelphia. She also serves as Treasurer of the Board of Directors of the Fairmount Park Conservancy and Secretary of the Board of Trustees of York College of Pennsylvania.
Previous Directorships:   Ms. Eicher was a director of A Schulman Company.
Attributes and Skills:   Ms. Eicher’s leadership experience at complex manufacturing companies brings to the Board proven business acumen, management experience and industry expertise.

E. Stanley O’Neal
Age:   68
Other Current Public Directorships:   Clearway Energy, Inc.; Element Solutions Inc. (formerly Platform Specialty Products Corporation).
Career Highlights and Qualifications:   Mr. O’Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000; and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility.
Previous Directorships:   Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the Securities and Exchange Commission) from 2009 to September 2012. In addition to his prior public company board memberships, Mr. O’Neal previously served on the board of the Memorial Sloan-Kettering Cancer Center, and was a member of the Council on Foreign Relations, the Center for Strategic and International Studies and the Economic Club of New York.
Attributes and Skills:   Mr. O’Neal’s extensive leadership, executive and investment banking experience and financial expertise provide the Board with valuable insight and perspective.
Jeffrey Stafeil
Age:   50
Career Highlights and Qualifications:   Mr. Stafeil has been Executive Vice President and Chief Financial Officer of Adient plc, leading all of Adient’s financial activities including treasury, tax and audit as well as information technology, since April 2016. Prior to Adient, Mr. Stafeil served as Executive Vice President and Chief Financial Officer at Visteon Corporation from 2012 to March 2016 and has additionally held a series of domestic and international executive finance roles within the automotive sector. Mr. Stafeil also held management positions at Booz Allen Hamilton, Peterson Consulting and Ernst & Young.
Other Current Affiliations:   Mr. Stafeil is a member of the board of trustees for the Autism Alliance of Michigan.
Previous Directorships:   Mr. Stafeil was a director of Mentor Graphics and Metaldyne Performance Group, where he was chairman of the audit committee.
Attributes and Skills:   Over the course of his career, Mr. Stafeil has developed extensive operational leadership and financial management experience within publicly-traded automotive supplier companies. His experience in the automotive industry and his background in risk management through his board service is an important asset to Arconic Corporation.
Director Independence
Our Corporate Governance Guidelines will provide that the Board recognize that independence depends not only on directors’ individual relationships, but also on the directors’ overall attitude. Providing objective, independent judgment will be at the core of the Board’s oversight function. Under Arconic Corporation’s Director Independence Standards, which will conform to the corporate governance listing standards of the NYSE, a director will not be considered “independent” unless the Board affirmatively determines that the director has no material relationship with Arconic Corporation or any subsidiary in the consolidated group. The Director Independence Standards will comprise a list of all categories of material relationships affecting the determination of a director’s independence. Any relationship that falls below a threshold set forth in the Director Independence Standards, or is not otherwise listed in the Director Independence Standards, and is not required to be disclosed under Item 404(a) of SEC Regulation S-K, will be deemed to be an immaterial relationship.
The Board is expected to affirmatively determine that all the directors are independent except Elmer L. Doty and Timothy D. Myers. In the course of its determination regarding independence, the Board is expected not to find any material relationships between Arconic Corporation and any of the directors, other than Elmer L. Doty’s past employment as President and Chief Operating Officer of ParentCo and Timothy D. Myers’ employment as Chief Executive Officer of Arconic Corporation.

Committees of the Board
There will be four standing committees of the Board. The Board is expected to adopt written charters for each committee, which will be available on our website.
Each of the Audit, Compensation and Benefits, Finance and Governance and Nominating Committees are expected to be composed solely of directors who have been determined by the Board of Directors to be independent in accordance with SEC regulations, NYSE listing standards and the Company’s Director Independence Standards (including the heightened independence standards for members of the Audit and Compensation and Benefits Committees).
As of March 30, 2020, the Board is comprised of Timothy D. Myers and Christopher L. Ayers. Mr. Ayers serves on the Board's Audit Committee.
The following table sets forth the committees of the Board of Directors and the expected membership and chairpersons of the committees as of the completion of the distribution:

	Audit	Compensation and Benefits	Finance	Governance and Nominating
William F. Austen*	✓	Chair	✓
Christopher L. Ayers*	✓		✓
Margaret “Peg” S. Billson*		✓
Austin G. Camporin*			✓
Jacques Croisetiere*	Chair		Chair
Elmer L. Doty
Carol S. Eicher*				✓
Frederick “Fritz” A. Henderson*				✓
Timothy D. Myers
E. Stanley O’Neal*		✓		Chair
Jeffrey Stafeil*	✓		✓
______________________
*    Independent Director
The following table sets forth the expected responsibilities of the committees of the Board:

COMMITTEE	RESPONSIBILITIES
Audit Committee
• Oversees the integrity of the financial statements and internal controls, including review of the scope and the results of the audits of the internal and independent auditors

• Appoints the independent auditors and evaluates their independence and performance

• Reviews the organization, performance and adequacy of the internal audit function

• Pre-approves all audit, audit-related, tax and other services to be provided by the independent auditors

• Oversees Arconic Corporation’s compliance with legal, ethical and regulatory requirements

• Reviews employee retirement plan assets and liabilities

• Discusses with management and the auditors the policies with respect to risk assessment and risk management, including major financial risk exposures

Each member of the Audit Committee is expected to be financially literate, and the Board of Directors is expected to determine that at least one member qualifies as an “audit committee financial expert” under applicable SEC rules.

Compensation and Benefits Committee
• Establishes the Chief Executive Officer’s compensation for Board ratification, based upon an evaluation of performance in light of approved goals and objectives

• Reviews and approves the compensation of Arconic Corporation’s officers

• Oversees the implementation and administration of Arconic Corporation’s compensation and benefits plans, including pension, savings, incentive compensation and equity-based plans

• Reviews and approves general compensation and benefit policies

• Approves the Compensation Discussion and Analysis for inclusion in the proxy statement

• Has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement

The Compensation and Benefits Committee will be able to form and delegate its authority to subcommittees, including subcommittees of management when appropriate. Executive officers will not determine the amount or form of executive or director compensation, although the Chief Executive Officer will provide recommendations to the Compensation and Benefits Committee regarding compensation changes and incentive compensation for executive officers other than himself or herself. For more information on the responsibilities and activities of the committee, including its processes for determining executive compensation, see the Part III, Item 11. Executive Compensation.

Finance Committee	Reviews and provides advice and counsel to the Board regarding Arconic Corporation’s:

• capital structure;

• financing transactions;

• capital expenditures and capital plan;

• acquisitions and divestitures;

• share repurchase and dividend programs;

• policies relating to interest rate, commodity and currency hedging; and

• employee retirement plan performance and funding.

Governance and Nominating Committee
• Identifies individuals qualified to become Board members and recommends them to the full Board for consideration, including evaluating all potential candidates, whether initially recommended by management, other Board members or stockholders

• Reviews and makes recommendations to the Board regarding the appropriate structure and operations of the Board and Board committees

• Makes recommendations to the Board regarding Board committee assignments

• Develops and annually reviews corporate governance guidelines for the Company, and oversees other corporate governance matters

• Reviews related person transactions

• Oversees an annual performance review of the Board, Board committees and individual director nominees

• Periodically reviews and makes recommendations to the Board regarding director compensation

How We Make Pay Decisions and Assess Our Programs

During our fiscal year ended December 31, 2019, Arconic Corporation was not an independent company, and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who currently serve as our executive officers were made by ParentCo, as described in Part III, Item 11. Executive Compensation.
Corporate Governance
Corporate Governance Materials Available on Arconic Corporation’s Website
The following documents, as well as additional corporate governance information and materials, will be available on our website at www.arconic.com/investors:

•	Amended and Restated Certificate of Incorporation

•	Amended and Restated Bylaws

•	Board Confidentiality Policy

•	Corporate Governance Guidelines

•	Director Independence Standards

•	Anti-Corruption Policy

•	Business Conduct Policies

•	Code of Ethics for the CEO, CFO and Other Financial Professionals

•	Hiring Members (or Former Members) of Independent Public Auditors

•	Human Rights Policy

•	Insider Trading Policy

•	Political Contributions

•	Related Person Transaction Approval Policy
In addition, the following documents will be available on our website at www.arconic.com/investors:

•	Charters of each of our Board committees
Copies of these documents will also available in print form at no charge by sending a request to Arconic Corporation, Corporate Secretary’s Office, 201 Isabella Street, Pittsburgh, PA 15212.
The Arconic Corporation website and the information contained therein or connected thereto are not incorporated into this Form 10-K or in any other filings with, or any information furnished or submitted to, the SEC.
Board Leadership Structure
Upon the completion of the separation, the Board’s leadership structure is expected to be comprised of a separate Chairman of the Board and Chief Executive Officer; the Board is expected to conclude that the separation of the roles of Chairman and Chief Executive Officer best serves the interests of stockholders and Arconic Corporation because it allows our Chief Executive Officer to focus on operating and managing the Company, while our Chairman can focus on the leadership of the Board. Thereafter, the Board will exercise its judgment under the circumstances at the time to evaluate the leadership structure that the Board believes will provide effective leadership, oversight and direction, while optimizing the functioning of both the Board and management and facilitating effective communication between the two.
Board, Committee and Director Evaluations
The Board of Directors will annually assess the effectiveness of the full Board, the operations of its committees and the contributions of director nominees. The Governance and Nominating Committee will oversee the evaluation of the Board as a whole and its committees, as well as individual evaluations of those directors who are being considered for possible re-nomination to the Board.

Nominating Board Candidates—Procedures and Director Qualifications
Stockholder Recommendations for Director Nominees
Any stockholder wishing to recommend a candidate for director should submit the recommendation in writing to our principal executive offices: Arconic Corporation, Governance and Nominating Committee, c/o Corporate Secretary’s Office, 201 Isabella Street, Pittsburgh, PA 15212. The written submission should comply with all requirements set forth in Arconic Corporation’s amended and restated certificate of incorporation and amended and restated bylaws. The committee will consider all candidates recommended by stockholders in compliance with the foregoing procedures and who satisfy the minimum qualifications for director nominees and Board member attributes.
Stockholder Nominations
Arconic Corporation’s amended and restated certificate of incorporation and amended and restated bylaws will provide that any stockholder entitled to vote at an annual meeting of stockholders may nominate one or more director candidates for election at that annual meeting by following certain prescribed procedures. The stockholder must provide to Arconic Corporation’s Corporate Secretary timely written notice of the stockholder’s intent to make such a nomination or nominations. In order to be timely, the stockholder must provide such written notice not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made. The notice must contain all of the information required in Arconic Corporation’s amended and restated certificate of incorporation and amended and restated bylaws. Any such notice must be sent to our principal executive offices: Arconic Corporation, Corporate Secretary’s Office, 201 Isabella Street, Pittsburgh, PA 15212.
Minimum Qualifications for Director Nominees and Board Member Attributes
The Governance and Nominating Committee is expected to adopt the following Criteria for Identification, Evaluation and Selection of Directors:

1.	Directors must have demonstrated the highest ethical behavior and must be committed to Arconic Corporation’s values.

2.
Directors must be committed to seeking and balancing the legitimate long-term interests of all of Arconic Corporation’s stockholders, as well as its other stakeholders, including its customers, employees and the communities where Arconic Corporation has an impact. Directors must not be beholden primarily to any special interest group or constituency.

3.
It is the objective of the Board that all non-management directors be independent. In addition, no director should have, or appear to have, a conflict of interest that would impair that director’s ability to make decisions consistently in a fair and balanced manner.

4.
Directors must be independent in thought and judgment. They must each have the ability to speak out on difficult subjects; to ask tough questions and demand accurate, honest answers; to constructively challenge management; and at the same time, act as an effective member of the team, engendering by his or her attitude an atmosphere of collegiality and trust.

5.
Each director must have demonstrated excellence in his or her area and must be able to deal effectively with crises and to provide advice and counsel to the Chief Executive Officer and his or her peers.

6.
Directors should have proven business acumen, serving or having served as a chief executive officer, or other senior leadership role, in a significant, complex organization; or serving or having served in a significant policy-making or leadership position in a well-respected, nationally or internationally recognized educational institution, not-for-profit organization or governmental entity; or having achieved a widely recognized position of leadership in the director’s field of endeavor which adds substantial value to the oversight of material issues related to Arconic Corporation’s business.

7.
Directors must be committed to understanding Arconic Corporation and its industry; to regularly preparing for, attending and actively participating in meetings of the Board and its committees; and to ensuring that existing and future individual commitments will not materially interfere with the director’s obligations to Arconic Corporation. The number of other board memberships, in light of the demands of a director nominee’s principal occupation, should be considered, as well as travel demands for meeting attendance.

8.
Directors must understand the legal responsibilities of board service and fiduciary obligations. All members of the Board should be financially literate and have a sound understanding of business strategy, business environment, corporate governance and board operations. At least one member of the Board must satisfy the requirements of an “audit committee financial expert.”

9.
Directors must be self-confident and willing and able to assume leadership and collaborative roles as needed. They need to demonstrate maturity, valuing Board and team performance over individual performance and respect for others and their views.

10.	New director nominees should be able and committed to serve as a member of the Board for an extended period of time.

11.
While the diversity, the variety of experiences and viewpoints represented on the Board should always be considered, a director nominee should not be chosen nor excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity. In selecting a director nominee, the committee will focus on any special skills, expertise or background that would complement the existing Board, recognizing that Arconic Corporation’s businesses and operations are diverse and global in nature.

12.	Directors should have reputations, both personal and professional, consistent with Arconic Corporation’s image and reputation.
Minimum Qualifications for Director Nominees and Board Member Attributes
The Governance and Nominating Committee will make a preliminary review of a prospective director candidate’s background, career experience and qualifications based on available information or information provided by an independent search firm, which will identify or provide an assessment of a candidate, or by a stockholder nominating or suggesting a candidate. If a consensus is reached by the committee that a particular candidate would likely contribute positively to the Board’s mix of skills and experiences, and a Board vacancy exists or is likely to occur, the candidate will be contacted to confirm his or her interest and willingness to serve. The committee will conduct interviews and may invite other Board members or senior Arconic Corporation executives to interview the candidate to assess the candidate’s overall qualifications. The committee will consider the candidate against the criteria it has adopted in the context of the Board’s then current composition and the needs of the Board and its committees.
At the conclusion of this process, the committee will report the results of its review to the full Board. The report will include a recommendation as to whether the candidate should be nominated for election to the Board. This procedure will be the same for all candidates, including director candidates identified by stockholders.
The Governance and Nominating Committee may retain from time to time the services of a search firm that specializes in identifying and evaluating director candidates. Services provided by the search firm may include identifying potential director candidates meeting criteria established by the committee, verifying information about the prospective candidate’s credentials, and obtaining a preliminary indication of interest and willingness to serve as a Board member.
The Board’s Role in Risk Oversight
The Board of Directors will be actively engaged in overseeing and reviewing Arconic Corporation’s strategic direction and objectives, taking into account, among other considerations, Arconic Corporation’s risk profile and exposures. It will be management’s responsibility to manage risk and bring to the Board’s attention the most material risks to Arconic Corporation. The Board will have oversight responsibility of the processes established to report and monitor material risks applicable to Arconic Corporation. The Board will annually review Arconic Corporation’s enterprise risk management and receive regular updates on risk exposures.
The Board as a whole will have responsibility for risk oversight, including succession planning relating to the Chief Executive Officer and risks relating to the competitive landscape, strategy, economic conditions, capital requirements, and operations of Arconic Corporation. The committees of the Board will also oversee Arconic Corporation’s risk profile and exposures relating to matters within the scope of their authority. The Board will regularly receive detailed reports from the committees regarding risk oversight in their areas of responsibility.

The Audit Committee will regularly review treasury risks (including those relating to cash generation, liquidity, insurance, credit, debt, interest rates and foreign currency exchange rates), financial accounting and reporting risks, legal and compliance risks, pension asset and liability risks, and risks relating to information technology including cybersecurity, tax matters, asset impairments, contingencies, and internal controls.
The Compensation and Benefits Committee will consider risks related to the attraction and retention of talent, and the design of compensation programs and incentive arrangements.
The Finance Committee will review and provide advice to the Board regarding financial matters, including Arconic Corporation’s capital structure, capital allocation, financial exposures, capital plan, significant transactions such as acquisitions and divestitures, and the investment performance and funding of Arconic Corporation’s retirement plans, and the risks relating to such matters.
The Governance and Nominating Committee will consider risks related to corporate governance, and oversee succession planning for the Board of Directors, the structure and function of the Board, and the appropriate assignment of directors to the Board committees for risk oversight and other areas of responsibilities.

BOARD OF DIRECTORS
CEO Succession
Competitive Landscape
Strategy
Economic Conditions
Capital Requirement
Operations
AUDIT COMMITTEE
Treasury
Financial Accounting and Reporting
Tax
Asset Impairments
Legal and Compliance
IT/ Cybersecurity
Contingencies
Internal Controls
COMPENSATION & BENEFITS COMMITTEE
Talent Acquisition and Retention
Compensation Programs
Incentive Arrangements
FINANCE COMMITTEE
Capital Structure
Capital Allocation
Financial Exposure
Mergers and Acquisitions
Pension Plan Investment Performance
GOVERNANCE AND NOMINATING COMMITTEE
Corporate Governance
Director Succession Planning
Board Structure & Operations
Board Committee Functions & Membership
Director Compensation

Communications with Directors and Business Conduct Policies and Code of Ethics
The Board of Directors will be committed to meaningful engagement with Arconic Corporation stockholders and will welcome input and suggestions. Stockholders and other interested parties wishing to contact the Chairman will be able to do so by sending a written communication to the attention of the Chairman c/o Arconic Corporation, Corporate Secretary’s Office, 201 Isabella Street, Pittsburgh, PA 15212. To communicate issues or complaints regarding questionable accounting, internal accounting controls or auditing matters, stockholders will be able to send a written communication to the Audit Committee c/o Arconic Corporation, Corporate Secretary’s Office, 201 Isabella Street, Pittsburgh, PA 15212. Alternatively, you will be able to place an anonymous, confidential, toll free call in the United States to Arconic Corporation’s Integrity Line at (844)

916-1280. For a listing of Integrity Line telephone numbers outside the United States, you will be able to go to our website at www.arconic.com.
Communications addressed to the Board or to a Board member will be distributed to the Board or to any individual director or directors as appropriate, depending upon the facts and circumstances outlined in the communication.
The Board of Directors is expected to ask the Corporate Secretary’s Office to submit to the Board all communications received, excluding only those items that are not related to Board duties and responsibilities, such as junk mail and mass mailings; product complaints and product inquiries; new product or technology suggestions; job inquiries and resumes; advertisements or solicitations; and surveys.
Arconic Corporation’s Business Conduct Policies will apply equally to the directors and to all officers and employees of Arconic Corporation, as well as those of our controlled subsidiaries, affiliates and joint ventures. The directors and employees in positions to make discretionary decisions will be surveyed annually regarding their compliance with the policies.
Arconic Corporation will also have a Code of Ethics applicable to the CEO, CFO and other financial professionals, including the principal accounting officer, and those subject to it will be surveyed annually for compliance with it. Only the Audit Committee will be able to amend or grant waivers from the provisions of Arconic Corporation’s Code of Ethics, and any such amendments or waivers will be posted promptly at www.arconic.com/investors.
Procedures for Approval of Related Persons Transactions
Arconic Corporation will have a written Related Person Transaction Approval Policy regarding the review, approval and ratification of transactions between Arconic Corporation and related persons. The policy will apply to any transaction in which Arconic Corporation or an Arconic Corporation subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. A related person will mean any director or executive officer of Arconic Corporation, any nominee for director, any stockholder known to Arconic Corporation to be the beneficial owner of more than 5% of any class of Arconic Corporation’s voting securities, and any immediate family member of any such person.
Under this policy, reviews will be conducted by management to determine which transactions or relationships should be referred to the Governance and Nominating Committee for consideration. The Governance and Nominating Committee will then review the material facts and circumstances regarding a transaction and determine whether to approve, ratify, revise or reject a related person transaction, or to refer it to the full Board or another committee of the Board for consideration. Arconic Corporation’s Related Person Transaction Approval Policy will operate in conjunction with other aspects of Arconic Corporation’s compliance program, including its Business Conduct Policies, which will require that all directors, officers and employees have a duty to be free from the influence of any conflict of interest when they represent Arconic Corporation in negotiations or make recommendations with respect to dealings with third parties, or otherwise carry out their duties with respect to Arconic Corporation.
The Board is expected to consider the following types of potential related person transactions and pre-approve them under Arconic Corporation’s Related Person Transaction Approval Policy as not presenting material conflicts of interest:

(i)
employment of Arconic Corporation executive officers (except employment of an Arconic Corporation executive officer that is an immediate family member of another Arconic Corporation executive officer, director, or nominee for director) as long as the Compensation and Benefits Committee has approved the executive officers’ compensation;

(ii)	director compensation that the Board has approved;

(iii)
any transaction with another entity in which the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the other entity’s total annual revenues, if a related person’s interest arises only from:

(a)	such person’s position as an employee or executive officer of the other entity; or

(b)	such person’s position as a director of the other entity; or

(c)	the ownership by such person, together with his or her immediate family members, of less than a 10% equity interest in the aggregate in the other entity (other than a partnership); or

(d)	both such position as a director and ownership as described in (b) and (c) above; or

(e)	such person’s position as a limited partner in a partnership in which the person, together with his or her immediate family members, have an interest of less than 10%;

(iv)
charitable contributions in which a related person’s only relationship is as an employee (other than an executive officer), or a director or trustee, if the aggregate amount involved does not exceed the greater of $250,000 or 2% of the charitable organization’s total annual receipts;

(v)	transactions, such as the receipt of dividends, in which all stockholders receive proportional benefits;

(vi)	transactions involving competitive bids;

(vii)	transactions involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

(viii)	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
As discussed above, Arconic Corporation is currently part of ParentCo and not an independent company, and its compensation committee has not yet been formed. This Compensation Discussion and Analysis describes the historical compensation practices of ParentCo and outlines certain aspects of Arconic Corporation’s anticipated compensation structure for its executive officers following the separation. After the separation, Arconic Corporation’s executive compensation programs, policies, and practices for its executive officers will be subject to the review and approval of Arconic Corporation’s Compensation and Benefits Committee.
The individuals who have been selected prior to March 30, 2020 to serve as Arconic Corporation’s executive officers are listed below.

1.	Timothy D. Myers was appointed as Arconic Corporation’s President on February 11, 2020 and will serve as Chief Executive Officer following separation.

2.	Erick R. Asmussen was appointed as Arconic Corporation's Executive Vice President and Chief Financial Officer and is expected to serve in this position following separation.

3.	Melissa M. Miller is expected to serve as Executive Vice President and Chief Human Resources Officer of Arconic Corporation commencing upon the separation.

4.	Diana C. Toman is expected to serve as Executive Vice President, Chief Legal Officer and Secretary of Arconic Corporation commencing upon the separation.

5.	Mark J. Vrablec is expected to serve as Executive Vice President and Chief Commercial Officer of Arconic Corporation commencing upon the separation.

6.	Mary E. Zik was appointed as Arconic Corporation’s Vice President and Controller, on February 11, 2020 and is expected to serve in this position following separation.
Of this group of executive officers, only Mr. Myers was a “named executive officer” (a term that refers to the group of executive officers including the principal executive officer, principal financial officer and three other most highly compensated executive officers) of the Arconic Corporation Businesses in 2019. In 2020, Mr. Myers and Mr. Asmussen will each be named executive officers of Arconic Corporation by virtue of their positions. The remaining named executive officers of Arconic Corporation for 2020 will be determined at a future date in accordance with applicable SEC rules.
Key Compensation Practices
ParentCo is committed to executive compensation practices that drive performance, mitigate risk and align the interests of its leadership team with the interests of its stockholders. Below is a summary of ParentCo’s best practices in 2019.
What ParentCo Does

1.	Pay for Performance: ParentCo links compensation to measured performance in key areas. ParentCo’s strategic priorities are reflected in its metrics at the corporate, group and individual levels.

2.
Cancellation of Unvested Equity Awards Upon Termination of Employment: Unvested ParentCo equity awards are generally forfeited upon termination of employment, other than in connection with disability, death or change in control, or if retirement-eligible.

3.	Robust Stock Ownership Guidelines: ParentCo officers and directors are subject to stock ownership guidelines to align their interests with stockholder interests.

4.
Double-Trigger Change in Control Provisions: ParentCo equity awards for ParentCo named executive officers generally require a “double-trigger” of both a change in control and termination of employment for vesting acceleration benefits to apply.

5.	Active Engagement with Investors: ParentCo engages with investors throughout the year to obtain insights that guide ParentCo’s executive compensation programs.

6.	Independent Compensation Consultant: The ParentCo Compensation and Benefits Committee retains a compensation consultant, who is independent and without conflicts of interest with ParentCo.

7.
Conservative Risk Profile: ParentCo generally applies varied performance measures in incentive programs to mitigate risk that executives will be motivated to pursue results with respect to any one performance measure to the detriment of ParentCo as a whole.

8.
Claw-Back Policy: Both ParentCo’s annual cash incentive compensation plan and its stock incentive plan contain “claw-back” provisions providing for reimbursement of incentive compensation from ParentCo named executive officers in certain circumstances.

What ParentCo Does Not Do

1.	No Guaranteed Bonuses: ParentCo’s annual incentive compensation plan is performance-based and does not include any minimum payment levels.

2.	No Parachute Tax Gross-Ups: ParentCo’s Change in Control Severance Plan provides that no excise or other tax gross-ups will be paid.

3.
No Short Sales, Derivative Transactions or Hedging: ParentCo does not allow short sales or derivative or speculative transactions in, or hedging of, ParentCo securities by its directors, officers or employees. Directors and certain officers are also prohibited from pledging ParentCo securities as collateral.

4.	No Dividends on Unvested Equity Awards: ParentCo does not pay dividends on unvested equity awards but accrues dividend equivalents that only vest when and if the award vests.

5.
No Share Recycling or Option Repricing: ParentCo equity plans prohibit share recycling, the adding back of shares tendered in payment of the exercise price of a stock option award or withheld to pay taxes, and repricing underwater stock options.

6.	No Significant Perquisites: ParentCo limits the perquisites it pays to its named executive officers to those that serve reasonable business purposes.
Compensation Philosophy and Design
ParentCo’s executive compensation philosophy to provide pay for performance and stockholder alignment underlies its 2019 compensation structure, which is designed based on four guiding principles. We expect that these principles will initially guide Arconic Corporation’s executive compensation structure following the separation.

1.	Make equity long-term incentive (“LTI”) compensation the most significant portion of total compensation for senior executives and managers.

2.
Choose annual incentive compensation (“IC”) metrics and LTI metrics that focus management’s actions on achieving the greatest positive impact on ParentCo’s financial performance and that include a means to assess and motivate performance relative to peers.

3.	Set annual IC and LTI targets that challenge management to achieve continuous improvement in performance and deliver long-term growth.

4.	Target total compensation at median of market, while using annual IC and LTI compensation to motivate performance and to attract and retain exceptional talent.

ParentCo’s 2019 Executive Compensation Design Relies on a Diversified Mix of Pay Elements

Compensation Type	Guiding Principle
Base Salary	Target total direct compensation, including salary, at median of market to provide competitive pay
Short-Term Annual Incentive Compensation
Choose annual IC weighted metrics that focus management’s actions on achieving greatest positive impact on ParentCo’s financial performance and that include a means to assess and motivate performance relative to peers

Set annual IC targets that challenge management to achieve continuous improvement as part of an overall strategy to deliver long-term growth
Take into account individual performance that may include non-financial measures of the success of ParentCo

Long-Term Incentive Compensation
Make LTI equity the most significant portion of total compensation for senior executives and managers

Set LTI target grant levels in line with median among industry peers that are competitive to attract, retain and motivate executives and factor in individual performance and future potential for long-term retention

In prior years, ParentCo has granted a portion of each ParentCo named executive officer’s LTI awards as performance-based restricted share units, choosing performance metrics that focus management’s actions on achieving the greatest positive impact on ParentCo’s financial performance and that include a means to assess and motivate performance relative to peers and setting targets that challenge management to achieve continuous improvement in performance and deliver long-term growth. However, in anticipation of the separation and given the difficulty of continuing to measure multi-year performance goals after the separation, 100% of the full value LTI awards granted to ParentCo named executive officers in 2019 (other than the ParentCo chief executive officer, who received certain performance-based restricted share units in connection with the extension of his employment agreement) are in the form of time-based vesting restricted share units.

Executive Compensation Decision-Making Process in 2019
Included below is a description of the ParentCo Compensation and Benefits Committee’s executive compensation decision-making process in 2019. We expect that the Arconic Corporation Compensation and Benefits Committee will initially follow a similar process following the separation.
Use of Independent Compensation Consultant
The ParentCo Compensation and Benefits Committee has authority under its charter to retain its own advisors, including compensation consultants. In 2019, the ParentCo Compensation and Benefits Committee directly retained Pay Governance LLC, which is independent and without conflicts of interest with ParentCo. Pay Governance provided advice, as requested by the ParentCo Compensation and Benefits Committee, on the amount and form of certain executive compensation components, including, among other things, executive compensation best practices, insights concerning SEC and say-on-pay policies, analysis and review of ParentCo’s compensation plans for executives and advice on setting the ParentCo chief executive officer’s compensation. ParentCo uses survey data from Willis Towers Watson to help evaluate whether ParentCo’s compensation programs are competitive with the market. This data is not customized based on parameters developed by Willis Towers Watson. Willis Towers Watson does not provide any advice or recommendations to the ParentCo Compensation and Benefits Committee on the amount or form of executive or director compensation.
Use of Peer Groups and Tally Sheets
The ParentCo Compensation and Benefits Committee generally uses peer group data to determine the target compensation levels of ParentCo’s named executive officers. ParentCo aims, subject to certain exceptions, to set target annual direct compensation of each of its named executive officers at the median of the applicable peer group. In making annual compensation decisions, the ParentCo Compensation and Benefits Committee also reviews tally sheets that summarize various elements of historic and current compensation for each ParentCo named executive officer. This information includes compensation opportunity, actual compensation realized, and wealth accumulation. ParentCo has found that the tally sheets help to synthesize the various components of ParentCo’s compensation programs in making decisions.

In anticipation of the separation, the ParentCo Compensation and Benefits Committee has approved an initial chief executive officer compensation peer group for Arconic Corporation consisting of the following companies from the capital goods and auto parts industries with median 2018 revenue of $7.2 billion.

Alcoa Corp.	Spirit AeroSystems
U.S. Steel	TransDigm Group
Reliance Steel & Aluminum	Triumph Group
AK Steel Holding	Oshkosh
Commercial Metals	Terex Corp.
Allegheny Technologies	AGCO Corp.
Olin Corp.	Stanley Black & Decker
The Chemours Co.	Dover Corp.
Ball Corp.	Flowserve Corp.
The ParentCo Compensation and Benefits Committee has also approved an initial compensation peer group for named executive officers of Arconic Corporation other than the chief executive officer of the companies listed below, which are heavily weighted towards industrials with revenues between $3 billion and $15 billion.

Harris	AMETEK	Worthington Industries
L3 Technologies	General Cable	Xylem
Rockwell Collins	TE Connectivity	CSX
SAIC	Ameren	Norfolk Southern
Spirit AeroSystems	AVANGRID	Agilent Technologies
Textron	CMS Energy	Boston Scientific
Triumph Group	Eversource Energy	Zimmer Biomet
Air Products and Chemicals	PPL	Alcoa
Axalta Coating Systems	UGI	Allegheny Technologies
Chemours Company	Vistra Energy	Commercial Metals
Eastman Chemical	WEC Energy Group	Newmont Mining
Ecolab	Williams Companies	Peabody Energy
Mosaic	Ball	United States Steel
Praxair	Crown Holdings	CVR Energy
Westlake Chemical	Fortive Corporation	DCP Midstream
EMCOR Group	Goodyear Tire & Rubber	EnLink Midstream
Jacobs Engineering	Greif	Occidental Petroleum
Fortune Brands Home & Security	Ingersoll Rand	ONEOK
Masco	Owens Corning	BorgWarner
Newell Brands	Parker Hannifin	Cooper Standard Automotive
Polaris Industries	Rockwell Automation	Dana
Sonoco Products	Snap-on Inc.	Harley-Davidson
Avery Dennison	Stanley Black & Decker	Oshkosh
Berry Plastics	Terex	Tenneco
Clorox	Timken	Trinity Industries
PVH Corp.	Vulcan Materials
It is intended that the data from these peer groups will be considered in establishing executive compensation targets and to ensure that Arconic Corporation provides and maintains compensation levels in line with the market, including similar companies, and to attract, retain and motivate employees.

Compensation Risk Profile
ParentCo evaluates the risk profile of its compensation programs when establishing policies and approving plan design. These evaluations have noted numerous factors that effectively manage or mitigate compensation risk, including the following:

1.	A balance of corporate and business unit weighting in incentive compensation programs;

2.	A balanced mix between short-term and long-term incentives;

3.	Caps on incentives;

4.	Use of multiple performance measures in the annual cash incentive compensation plan and the equity LTI plan;

5.	Discretion retained by the ParentCo Compensation and Benefits Committee to adjust awards;

6.	Stock ownership guidelines requiring holding substantial equity in ParentCo until retirement;

7.	Claw-back policies applicable to all forms of incentive compensation;

8.	Anti-hedging provisions in ParentCo’s Insider Trading Policy; and

9.	Restricting stock options to 20% of the value of equity awards to senior officers.
In addition, (i) no business unit has a compensation structure significantly different from that of other units or that deviates significantly from ParentCo’s overall risk and reward structure; (ii) unlike financial institutions involved in the financial crisis, where leverage exceeded capital by many multiples, ParentCo has a conservative leverage policy; and (iii) compensation incentives are not based on the results of speculative trading. In 1994, the ParentCo Board of Directors adopted resolutions creating the Strategic Risk Management Committee with oversight of hedging and derivative risks and a mandate to use such instruments to manage risk and not for speculative purposes. As a result of these evaluations, ParentCo has determined that it is not reasonably likely that risks arising from its compensation and benefit plans would have a material adverse effect on ParentCo.
Tax Deductibility and our Incentive Compensation Plans
Section 162(m) of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1 million paid to covered executive officers. Prior to the enactment of the Tax Cuts and Jobs Act of 2017, Section 162(m)’s deductibility limitation was subject to an exception for compensation that meets the requirements of “qualified performance-based compensation.” However, effective for tax years beginning after 2017, this exception has been eliminated, subject to limited transition relief that applies to certain written binding contracts which were in effect on November 2, 2017. Accordingly, for 2018 and later years, compensation in excess of $1 million paid to ParentCo’s named executive officers generally will not be deductible and no assurances can be given that compensation payable under certain of ParentCo’s compensation programs which were intended to qualify for the performance-based exception will in fact be deductible.
As a general matter, while the ParentCo Compensation and Benefits Committee considers tax deductibility as one of several relevant factors in determining executive compensation, it retains the flexibility to approve compensation that is not deductible by ParentCo for federal income tax purposes. Further, the ParentCo Compensation and Benefits Committee believes that a significant portion of the ParentCo’s named executive officer compensation should continue to be tied to ParentCo’s performance, notwithstanding the elimination of the qualified performance-based compensation exception under Section 162(m).
Arconic Corporation Executive Compensation Program
We expect that the Arconic Corporation Compensation and Benefits Committee will annually review the compensation of the Arconic Corporation executive officers. The Arconic Corporation Compensation and Benefits Committee will use its business judgment and may take into account numerous factors in determining the compensation of Arconic Corporation executive officers, including:

1.	Market positioning based on peer group data;

2.	Individual, group, and corporate performance;

3.	Complexity and importance of the role and responsibilities;

4.	Aggressiveness of targets;

5.	Contributions that positively impact Arconic Corporation’s future performance;

6.	Unanticipated events impacting target achievement;

7.	Retention of key individuals in a competitive talent market; and

8.	Leadership and growth potential.
Base Salary
The table below sets forth the annual base salary expected to be in effect for each Arconic Corporation named executive officer as of the separation.

Arconic Corporation Named Executive Officer	Base Salary
Timothy D. Myers, Chief Executive Officer	$850,000
Annual Cash Incentive Compensation
Arconic Corporation is expected to establish an annual cash incentive program, which, similar to that of ParentCo, will be designed to reward the achievement of operational and financial performance goals established by the Arconic Corporation Compensation and Benefits Committee. Each Arconic Corporation named executive officer will be assigned an annual incentive compensation opportunity expressed as a percentage of base salary. The table below sets forth the annual incentive compensation opportunity expected to be in effect for each Arconic Corporation named executive officer as of the separation.

Arconic Corporation Named Executive Officer	Annual Incentive Compensation Opportunity
Timothy D. Myers, Chief Executive Officer	125% of base salary
To encourage Arconic Corporation named executive officers to focus on achievement of annual operational and financial performance, annual incentive compensation awards for 2020 are expected to be based on Arconic Corporation’s performance with respect to specified measures and an individual performance evaluation, each as determined by the Arconic Corporation Compensation and Benefits Committee.
Performance targets are expected to be established by the Arconic Corporation Compensation and Benefits Committee in the first quarter of each year (or, in the case of 2020, by the ParentCo Compensation and Benefits Committee) and will be based on expected performance in accordance with Arconic Corporation’s approved business plan for the year. The components and weightings of the performance measures will be reviewed and determined annually by the Arconic Corporation Compensation and Benefits Committee to reflect Arconic Corporation strategy. The Arconic Corporation Compensation and Benefits Committee may also consider an evaluation of the individual performance for each executive officer and may adjust the formulaic bonus calculation based on its evaluation. The performance goals and relative weightings are expected to reflect the Arconic Corporation Compensation and Benefits Committee’s objective of ensuring that a substantial amount of each Arconic Corporation named executive officer’s total compensation is tied to applicable overall performance.
In 2019, Mr. Myers participated in ParentCo’s annual cash incentive compensation program, with a target bonus opportunity equal to 100% of his base salary. The actual bonus payable to Mr. Myers in respect of 2019 is $861,500, representing a payout level of 150% of target based on the actual level of achievement of business performance goals relating to Adjusted Operating Income and Controllable Free Cash Flow and Mr. Myers’ individual performance, each as determined by the ParentCo Compensation and Benefits Committee.
Annual LTI Awards
We expect that Arconic Corporation’s long-term equity incentive plan will be designed to retain key executives and align the interests of its executives with the achievement of sustainable long-term growth and performance. For 2020, annual LTI awards for the Arconic Corporation named executive officers will be approved by the ParentCo Compensation and Benefits Committee prior to the separation. Such awards will initially be denominated by reference to ParentCo shares but will convert upon the separation into awards denominated by reference to Arconic Corporation shares. The 2020 LTI awards will be a mixture of time-based and performance-based awards, as described in the table below. It is expected that 2020 performance-based restricted share units granted to Arconic Corporation named executive officers will have performance-based vesting conditions measured over a three-year performance period based on Arconic Corporation’s revenue, EBITDA margin, and return on net assets, with TSR multiplier based on Arconic Corporation’s TSR percentile ranking relative to its peer group.

Arconic Corporation Named Executive Officer	Grant Date Value of 2020 Time-Based Annual LTI Award		Grant Date Value of 2020 Performance-Based Annual LTI Award (at Target)
Timothy D. Myers, Chief Executive Officer	1,720,000	(1)	2,580,000	(2)
______________________
(1)    Consists of restricted share units vesting in equal annual installments over three years.
(2)    Consists of performance-based restricted share units vesting over a three-year performance period as described above.
In 2019, Mr. Myers received an annual ParentCo equity award consisting entirely of RSUs with a target grant date value of $1,200,000. The RSUs cliff vest on the third anniversary of the grant date. The award of performance-based RSUs previously granted to Mr. Myers in respect of the performance period 2017-2019 was earned at 78.3% of target based on the actual level of achievement of the applicable performance goals relating to revenue, EBITDA margin, and return on net assets and the application of the TSR modifier.
In light of the separation, the ParentCo Compensation and Benefits Committee shortened the performance period for the performance-based RSUs previously granted to Mr. Myers in 2018 from three years (covering 2018-2020) to two years (covering 2018-2019). This award was earned at 97.5% of target based on the actual level of achievement of the applicable performance goals relating to revenue, EBITDA margin, and return on assets and the application of the TSR modifier, but remains subject to the original service-based vesting requirements.
Certain Executive Compensation Policies
Included below is a description of certain executive compensation policies that applied to ParentCo named executive officers in 2019. We expect that Arconic Corporation named executive officers will initially be subject to the same policies.
Compliance with Stock Ownership Guidelines
ParentCo’s stock ownership requirements further align the interests of management with those of its stockholders by requiring executives to hold substantial equity in ParentCo until retirement. ParentCo’s stock ownership guidelines require that the ParentCo chief executive officer retain equity equal in value to six times his base salary and that each of the other continuing ParentCo named executive officers retain equity equal in value to three times salary. Unlike many of its peers, ParentCo does not count any unvested or unexercised options, restricted share units, performance-based restricted share units or any stock appreciation rights towards compliance. Its guidelines reinforce management’s focus on long-term stockholder value and commitment to ParentCo. Until the stock ownership requirements are met, each named executive officer is required to retain until retirement 50% of shares acquired upon vesting of restricted share units (including performance-based restricted shares units) or upon exercise of stock options, after deducting shares used to pay for the option exercise price and taxes.
No Short Sales, Derivative or Speculative Transactions, Hedging, or Pledging of ParentCo Securities
Short sales of ParentCo securities (a sale of securities which are not then owned) and derivative or speculative transactions in ParentCo securities by our directors, officers and employees are prohibited. No director, officer or employee or any designee of such director, officer or employee is permitted to purchase or use financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of ParentCo securities. Directors and officers subject to Section 16 of the Exchange Act are prohibited from holding ParentCo securities in margin accounts, pledging ParentCo securities as collateral, or maintaining an automatic rebalance feature in savings plans, deferred compensation plans or deferred fee plans.
Arconic Corporation Compensation Plans and Agreements
Overview
In connection with the separation, Arconic Corporation generally expects to adopt compensation and benefit plans, including deferred compensation, retirement plans and supplemental retirement plans, that are similar to those in effect at Arconic Corporation before the separation. It is expected that Arconic Corporation will also adopt an annual bonus plan, executive severance plan, and change in control severance plan, each as described below, and an equity-based compensation plan.
Offer Letters with Arconic Corporation Named Executive Officers
Employment Letter Agreement with Chief Executive Officer.   ParentCo entered into an employment letter agreement on January 13, 2020 with Mr. Myers, in connection with his appointment as the Chief Executive Officer of Arconic Corporation effective upon the separation. The effectiveness of the letter agreement is contingent upon the occurrence of the separation no later than July 31, 2020 (as such date may be extended by mutual agreement of Mr. Myers and ParentCo).
The letter agreement provides for an annual compensation package consisting of a base salary of $850,000, a target annual bonus award of 125% of base salary, and eligibility for annual equity compensation awards. Pursuant to the letter agreement, Mr. Myers’ 2020 annual equity award grants will consist of (i) a restricted share unit award with a grant date value of $1,720,000, which will vest on the third anniversary of the grant date, subject to Mr. Myers’ continued employment through such date, and (ii) a performance-based restricted share unit award with a grant date value (at target) of $2,580,000, which will be subject to performance goals applicable to Arconic Corporation, as well as Mr. Myers’ continued employment through the third anniversary of the grant date. The letter agreement also provides for certain relocation benefits in connection with Mr. Myers’ required relocation to the Pittsburgh, Pennsylvania metropolitan area no later than September 30, 2020.
Pursuant to the letter agreement, Mr. Myers will be designated as a Tier I participant in our Executive Severance Plan and the Change in Control Severance Plan.
Concurrently with signing the employment letter agreement, Mr. Myers agreed to execute a confidentiality, developments, non-competition and non-solicitation agreement with ParentCo, which includes, among other things, a perpetual confidentiality covenant and one-year post-termination non-competition and employee and customer non-solicitation covenants.
The employment letter agreement and confidentiality, developments, non-competition and non-solicitation agreement with Mr. Myers will be assigned to Arconic Corporation effective upon the separation.
Employment Letter Agreement with Chief Financial Officer. ParentCo entered into an employment letter agreement on January 29, 2020 with Mr. Asmussen, in connection with his appointment as Executive Vice President and Chief Financial Officer of Arconic Corporation effective upon the separation. Mr. Asmussen was elected to serve as Executive Vice President and Chief Financial Officer of Arconic Corporation on February 11, 2020.
The letter agreement provides for an annual compensation package consisting of a base salary of $530,000, a target annual bonus award of 85% of base salary, and eligibility for annual equity compensation awards. Pursuant to the letter agreement, Mr. Asmussen’s 2020 annual equity award grants will consist of (i) a restricted share unit award with a grant date value of $380,000, which will vest on the third anniversary of the grant date, subject to Mr. Asmussen’s continued employment through such date and (ii) a performance-based restricted share unit award with a grant date value (at target) of $570,000, which will be subject to performance goals applicable to Arconic Corporation, as well as Mr. Asmussen’s continued employment through the third anniversary of the grant date. The letter agreement also provides for certain relocation benefits in connection with Mr. Asmussen’s required relocation to the Pittsburgh, Pennsylvania metropolitan area no later than September 30, 2020.
Pursuant to the letter agreement, Mr. Asmussen will be designated as a Tier II participant in our Executive Severance Plan and the Change in Control Severance Plan. In the event the separation has not occurred by July 31, 2020, either Mr. Asmussen or ParentCo may terminate Mr. Asmussen’s employment without notice at any time during the 30-day period commencing on August 1, 2020, in which case he will receive a severance payment equal to the sum of his annual base salary and target bonus in lieu of benefits under a severance plan.
Concurrently with signing the employment letter agreement, Mr. Asmussen agreed to execute a confidentiality, developments, non-competition and non-solicitation agreement with ParentCo, which includes, among other things, a perpetual confidentiality covenant and one-year post-termination non-competition and employee and customer non-solicitation covenants.
The employment letter agreement and confidentiality, developments, non-competition and non-solicitation agreement with Mr. Asmussen will be assigned to Arconic Corporation effective upon the separation.
Arconic Corporation Annual Bonus Plan
Arconic Corporation maintains the Arconic Corporation 2020 Annual Cash Incentive Plan (the “Cash Incentive Plan”). The first performance period under the Cash Incentive Plan commenced on January 1, 2020 and the Cash Incentive Plan will remain in effect for successive fiscal years until terminated by the Arconic Corporation Compensation and Benefits Committee in its sole discretion.
Pursuant to the Cash Incentive Plan, each Arconic Corporation named executive officer will be eligible for a discretionary annual cash incentive award payable based on the achievement of pre-established performance goals determined by the Arconic Corporation Compensation and Benefits Committee, including company and/or individual performance goals. in each case, based on one or more performance measures specified in the Cash Incentive Plan.
Payment of annual cash incentive awards under the Cash Incentive Plan is generally contingent on the named executive officer’s continued employment with Arconic Corporation through the applicable payment date, subject to certain exceptions, including that the named executive officer will remain eligible for an award under the Cash Incentive Plan following an involuntary termination of employment that occurs after the officer has been employed by Arconic Corporation for a continuous period of not less than six months in a plan year.
Arconic Corporation Executive Severance Plan
It is expected that Arconic Corporation will adopt an Arconic Corporation Executive Severance Plan, and that all of the Arconic Corporation named executive officers will be eligible to participate in the Arconic Corporation Executive Severance Plan. The plan will provide that, upon a termination of employment without cause and subject to execution and non-revocation of a general release of legal claims against Arconic Corporation, the applicable named executive officer will receive a cash severance payment equal to one year of base salary and one year of target annual cash incentive (one and one half years for the Arconic Corporation chief executive officer), continued health care benefits for a twelve-month period (eighteen months for the Arconic Corporation chief executive officer), and twelve additional months (eighteen months for the Arconic Corporation chief executive officer) of retirement plan accrual calculated as described in the plan.
Arconic Corporation Change in Control Severance Plan
It is expected that Arconic Corporation will adopt an Arconic Corporation Change in Control Severance Plan, and that all of the Arconic Corporation named executive officers will be eligible to participate in the Arconic Corporation Change in Control Severance Plan. The plan will be designed to serve stockholders by assuring that Arconic Corporation will have the continued dedication of the covered executives, notwithstanding the possibility, threat or occurrence of a change in control. The protections provided by the plan will be intended to encourage the executives to provide their full attention and dedication to Arconic Corporation in the event of any threatened or pending change in control, which can result in significant distraction by virtue of the personal uncertainties and risks that executives frequently face under such circumstances. Severance benefits under the Change in Control Severance Plan will be provided upon a termination of employment without cause or resignation by the executive for good reason, in either case within two years after a change in control of Arconic Corporation.
Upon a qualifying termination, the severance benefits under the Change in Control Severance Plan will include: (i) a cash payment equal to two times annual salary plus target annual cash incentive compensation (two and one half times for the Arconic Corporation chief executive officer), (ii) a cash payment equal to the target annual cash incentive compensation amount prorated through the severance date, (iii) continuation of health care benefits for two years (or thirty months for the Arconic Corporation chief executive officer), (iv) two additional years of applicable pension credit and company savings plan contributions, and (v) six months of outplacement benefits. There will be no excise tax gross-up provision under the plan.
Executive Compensation Tables
2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy D. Myers(1)	2019	$574,333	$—	$1,200,001	$—	$861,500	$657,119	$58,705	$3,351,658
Chief Executive Officer	2018	$542,500	$—	$1,056,189	$264,036	$233,818	$—	$57,120	$2,153,663
	2017	$436,250	$—	$949,308	$228,052	$396,356	$516,994	$19,333	$2,546,293
NOTES:

1.
Mr. Myers served as Executive Vice President and Group President, Global Rolled Products, Extrusions and Building and Construction Systems. Summary Compensation Table data reflects compensation for the positions in which Mr. Myers served at ParentCo in 2019. Mr. Myers became President of Arconic Corporation as of February 11, 2020 and will become Chief Executive Officer following separation.

Column (i)—All Other Compensation.
Company Contributions to Savings Plans.

	Company Matching Contribution		3% Retirement Contribution		Total Company Contribution
Name	Savings Plan	Def. Comp. Plan	Savings Plan[1]	Def. Comp. Plan
Timothy D. Myers	$16,800	$17,660	$8,400	$15,844	$58,705
2019 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	2019 Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Dates	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(i)	(l)
Timothy D. Myers		$287,167	$574,333	$1,723,000
	2/28/2019				64,900	$1,200,001
_________________
(1)    The amounts reported in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards columns represent the potential amounts for annual cash incentive compensation for 2019. Actual amounts earned by our named executive officers are reflected in the 2019 Summary Compensation Table.
(2)    Time-vested restricted share unit awards granted under the 2013 ParentCo Stock Incentive Plan, as Amended and Restated.
2019 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy D. Myers
Stock Awards[1]						132,780	4,085,641	—	—
Time-Vested Options໿2	12,144	12,143	—	$21.13	1/13/2027
	8,990	17,980	—	$30.22	1/19/2028
_________________

(1)    Stock awards in column (g) include time-vested restricted share unit awards. Stock awards in column (i) include unearned performance-based restricted share unit awards at the target level. Stock awards are in the form of restricted share units that ordinarily vest three years from the date of grant, generally subject to continued employment and are paid in common stock when they vest.
(2)    Time-vested options include stock options granted on the annual grant date when the ParentCo’s Compensation and Benefits Committee met in January. Options have a term of ten years and vest ratably over three years (1/3 each year), generally subject to continued employment.
2019 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Timothy D. Myers	31,502	$192,134	18,487	$315,943
2019 Pension Benefits

Name(1)	Plan Name(s)	Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Timothy D. Myers	ParentCo Retirement Plan	26.52	$1,213,338
	Excess Benefits Plan C		$1,661,316
	Total		$2,874,654	N/A
Valuation and Assumptions: For a discussion of the valuation method and assumptions applied in quantifying the present value of the accumulated benefit, please refer to the following sections in ParentCo’s Annual Report on Form 10-K for the year ended December 31, 2019: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits” and Note F to the Consolidated Financial Statements.
Qualified Defined Benefit Plan.   In 2019, Mr. Myers participated in the ParentCo Retirement Plan. The ParentCo Retirement Plan is a funded, tax-qualified, non-contributory defined benefit pension plan that covers a majority of U.S. salaried employees. Benefits under the plan are based upon years of service and final average earnings as of March 31, 2018. Final average earnings include salary plus 100% of annual cash incentive compensation, and are calculated using the average of the highest five of the last ten years of earnings. The amount of annual compensation that may be taken into account under the ParentCo Retirement Plan is subject to a limit imposed by the U.S. tax code, which was $275,000 for 2018 when pension accruals were frozen (see “ParentCo Retirement Savings Plan” section below). The base benefit payable at age 65 is 1.1% of final average earnings up to the Social Security covered compensation limit plus 1.475% of final average earnings above the Social Security covered compensation limit, times years of service. Final average earnings and service after April 1, 2018 are no longer reflected as the company has moved all future benefits to the ParentCo Retirement Savings Plan. Benefits are payable as a single life annuity, a reduced 50% joint and survivor annuity, a reduced 75% joint and survivor annuity, or a single lump sum payment after termination of employment.
Nonqualified Defined Benefit Plans.   Mr. Myers participates in ParentCo’s Excess Benefits Plan C. This plan is a nonqualified plan which provides for benefits taking into account compensation that exceeds the limits on compensation imposed by the U.S. tax code. The benefit formula is identical to the ParentCo Retirement Plan formula. Benefits under the nonqualified plan are payable as a reduced 50% joint and survivor annuity if the executive is married. Otherwise, the benefit is payable as a single life annuity.
ParentCo Retirement Savings Plan.   For U.S. salaried employees, ParentCo makes an Employer Retirement Income Contribution (ERIC) in an amount equal to 3% of salary and annual incentive eligible for contribution to the ParentCo Retirement Savings Plan. This benefit was previously provided to employees hired after March 1, 2006 as a pension contribution in lieu of a defined benefit pension plan. However, following the freeze of pension accruals effective April 1, 2018, all salaried employees are now eligible. In addition to the 3% ERIC contributions, Mr. Myers was eligible for 3% transition contribution to the ParentCo Retirement Savings Plan from April 1, 2018 through December 31, 2018, as were all other employees impacted by the freeze of pension accruals. In addition, all U.S. salaried employees, including named executive officers, are eligible to receive a company matching contribution of 100% up to the first 6% of deferred salary. In 2019, ParentCo matching contribution amount was $16,800 for Mr. Myers. This amount is included in the column “All Other Compensation” in the “2019 Summary Compensation Table” above.
2019 Nonqualified Deferred Compensation

Name	Executive Contributions in 2019 ($)	Registrant Contributions in 2019 ($)	Aggregate Earnings in 2019 ($)	Aggregate Withdrawals Distributions ($)	Aggregate Balance at 12/31/2019 FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
			272,235E
Timothy D. Myers	$17,660	$33,505	2,169D	—	$680,629
E—Earnings
D—Dividends on ParentCo common stock or share equivalents
The investment options under ParentCo’s nonqualified Deferred Compensation Plan are the same choices available to all salaried employees under the ParentCo Retirement Savings Plan and the named executive officers do not receive preferential earnings on their investments. Named executive officers may defer up to 25% of their salaries in total to the ParentCo Retirement Savings Plan and Deferred Compensation Plan and up to 100% of their annual cash incentive compensation to the Deferred Compensation Plan.
ParentCo contributes matching contributions on employee base salary deferrals that exceed the limits on compensation imposed by the U.S. tax code. In 2019, ParentCo matching contribution amount was $17,660 for Mr. Myers.
In addition, when the U.S. tax code limits Employer Retirement Income Contributions (“ERIC”) are reached, the ERIC and transition contributions are made into the ParentCo Deferred Compensation Plan. In 2019, ParentCo contributed $15,845 for Mr. Myers.
These amounts are included in the column “All Other Compensation” in the “2019 Summary Compensation Table” included above.
All nonqualified pension and deferred compensation obligations are general unsecured liabilities of ParentCo until paid. Upon termination of employment, deferred compensation will be paid in cash as a lump sum or in up to ten annual installments, depending on the individual’s election, account balance and retirement eligibility.
Potential Payments upon Termination or Change in Control
Executive Severance Plan.   Mr. Myers was eligible for ParentCo’s Executive Severance Plan during 2019. The plan provides that, upon a termination of employment without cause and subject to execution and non-revocation of a general release of legal claims against ParentCo, Mr. Myers would receive a cash severance payment equal to one year of base salary and one year of target annual cash incentive , continued health care benefits for a period of twelve months, and twelve additional months of retirement accrual calculated as described in the plan.
The following table shows the severance payments and benefits that would have been payable to Mr. Myers under the ParentCo Executive Severance Plan upon a termination without cause on December 31, 2019.

Name	Estimated Net Present Value of Cash Severance Payments	Estimated Net Present Value of Two Years Additional Retirement Accrual	Estimated net present value of continued active health care benefits	Total
Timothy D. Myers	$1,138,237	$1,377,103	$41,664	$2,557,004
Change in Control Severance Plan.   Mr. Myers was eligible for ParentCo’s Change in Control Severance Plan during 2019. The plan is designed to serve stockholders by assuring that ParentCo will have the continued dedication of the covered executives, notwithstanding the possibility, threat or occurrence of a change in control. These protections are intended to encourage the executives’ full attention and dedication to ParentCo in the event of any threatened or pending change in control, which can result in significant distraction by virtue of the personal uncertainties and risks that executives frequently face under such circumstances. Severance benefits under the Change in Control Severance Plan are provided upon a termination of employment without cause or resignation by the executive for good reason, in either case within two years after a change in control of ParentCo.
Upon a qualifying termination, the severance benefits under the Change in Control Severance Plan for Mr. Myers are: (i) a cash payment equal to two times annual salary plus target annual cash incentive compensation, (ii) a cash payment equal to the target annual cash incentive compensation amount prorated through the severance date, (iii) continuation of health care benefits for two years, (iv) two additional years of applicable pension credit and company savings plan contributions, and (v) six months of outplacement benefits. There is no excise tax gross-up provision under the Plan.
The terms of the 2013 ParentCo Stock Incentive Plan, as Amended and Restated, provide that unvested equity awards, including awards held by the continuing named executive officers, do not immediately vest upon a change in control if a replacement award is provided. However, the replacement award will vest immediately if, within a two-year period following a change in control, a plan participant is terminated without cause or leaves for good reason. Performance-based stock awards will be converted to time-vested stock awards upon a change in control under the following terms: (i) if 50% or more of the performance period has been completed as of the date on which the change in control has occurred, then the number of shares or the value of the award will be based on actual performance completed as of the date of the change in control; or (ii) if less than 50% of the performance period has been completed as of the date on which the change in control has occurred, then the number of shares or the value of the award will be based on the target number or value.
The following table shows the severance payments and benefits that would have been payable under the ParentCo Change in Control Severance Plan if both a change in control and a termination without cause or resignation for good reason occurred on December 31, 2019, under the terms of the plan as in effect on such date, as well as the estimated net present value of unvested equity awards that would have become vested upon such termination or resignation. Equity award values are estimated using ParentCo’s closing stock price on December 30, 2019, which was $30.77 per share.
Change in Control Severance Benefits

Name	Estimated net present value of change in control severance and benefits
Timothy D. Myers	$6,092,905
Retirement Benefits.   If Mr. Myers had voluntarily terminated employment as of December 31, 2019, it is estimated that his pension would have paid an annual annuity of $207,407 starting at age 62.
Director Compensation

The Arconic Corporation director compensation program will be subject to the review and approval of the Arconic Corporation Board of Directors or a committee thereof after the separation. Director compensation for the period prior to any change approved by the Arconic Corporation Board of Directors or a committee thereof will be as described below.

Compensation for non-employee directors of Arconic Corporation will be a mix of cash and equity-based compensation. Mr. Myers, who will serve as an employee director following the separation, will not receive any additional compensation for his service as a member of the Board of Directors of Arconic Corporation.

Annual Compensation

The table below describes the components of compensation for non-employee directors:

Compensation Element	Amount
Annual Cash Retainer	$120,000
Annual Equity Award (Restricted Share Units Granted Following Each Annual Meeting of Stockholders)	$150,000
Other Annual Fees
Chairman of the Board Fee	$130,000
Lead Director Fee	$30,000
Audit Committee Chair Fee (includes Audit Committee Member Fee)	$20,000
Compensation and Benefits Committee Chair Fee	$15,000
Other Committee Chair Fee	15,000
Per Meeting Fee for Meetings in Excess of Regularly Scheduled Meetings	$1,200

(1) A fee of $1,200 is paid to a non-employee director for each Board of Director or committee meeting attended by the director in excess of five special Board of Director or committee meetings during the applicable calendar year and applies only to non-regularly scheduled meetings in excess of a two-hour duration.

Stock Ownership Guideline

Within a period of six years from the date of a non-employee director’s initial appointment as a member of the Board of Directors of Arconic Corporation, such non-employee director is required to attain ownership of at least $750,000 in Arconic Corporation’s common stock and must maintain such ownership until retirement from the Arconic Corporation Board of Directors.

Director Compensation Limit

Under Arconic Corporation’s Non-Employee Director Compensation Policy, the sum of the grant date value of all equity awards granted and all cash compensation paid by Arconic Corporation to each non-employee director as compensation for services as a non-employee director shall not exceed $750,000 in any calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Before the separation and distribution, all of the outstanding shares of Arconic Corporation common stock will be owned beneficially and of record by ParentCo. Following the separation and distribution, Arconic Corporation expects to have outstanding an aggregate of approximately 109,021,376 shares of common stock based upon approximately 436,085,504 shares of ParentCo common stock issued and outstanding on the record date of March 19, 2020, excluding treasury shares, assuming no exercise of ParentCo options and applying the distribution ratio.
Stock Ownership of Certain Beneficial Owners
The following table shows all holders known to Arconic Corporation that are expected to be beneficial owners of more than 5% of the outstanding shares of Arconic Corporation common stock immediately following the completion of the distribution, based on information available as of March 19, 2020 and based upon the assumption that, for every four shares of ParentCo common stock held by such persons, they will receive one share of Arconic Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	10,712,362	(1)	9.83%
Elliott Investment Management L.P. 40 West 57th Street New York, NY 10019	10,391,414	(2)	9.53%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	8,479,035	(3)	7.78%
First Pacific Advisors, LP J. Richard Atwood Steven T. Romick 11601 Wilshire Blvd., Suite 1200 Los Angeles, CA 90025	5,678,986	(4)	5.21%
______________________
(1)    As of December 31, 2019, as reported in a Schedule 13G amendment dated February 12, 2020, The Vanguard Group, an investment adviser, reported that it had sole power to vote 579,017 shares of ParentCo common stock, shared power to vote 117,367 shares of ParentCo common stock, sole power to dispose of 42,189,007 shares of ParentCo common stock, and shared power to dispose of 660,439 shares of ParentCo common stock.
(2)    As of January 1, 2020, as reported in a Schedule 13D amendment dated January 13, 2020, Elliott Investment Management L.P. had shared power to vote and dispose of 41,565,658 shares of ParentCo common stock. In addition, Elliott International, L.P. and Elliott Associates L.P. collectively had economic exposure comparable to approximately 4.1% of the shares of ParentCo common stock outstanding pursuant to certain derivative agreements disclosed in the Schedule 13D amendment.
(3)    As of December 31, 2019, as reported in a Schedule 13G amendment dated February 5, 2020, BlackRock, Inc., a parent holding company, reported that it had sole power to vote 29,896,429 shares of ParentCo common stock and sole power to dispose of 33,916,141 shares of ParentCo common stock, and no shared voting or dispositive power.
(4)    As of December 31, 2019, as reported in a Schedule 13G amendment dated February 14, 2020, First Pacific Advisors, LP (“FPA”), an investment adviser, and J. Richard Atwood and Steven T. Romick, each a controlling person of FPA, reported that they had shared power to vote 22,715,945 shares of ParentCo common stock, shared power to dispose of 22,715,945 shares of ParentCo common stock, and no sole voting or dispositive power.
Stock Ownership of Directors and Executive Officers
The following table shows the ownership of Arconic Corporation common stock, deferred share units and deferred restricted share units expected to be beneficially owned by our current and expected directors, named executive officers, and our directors and current executive officers as a group immediately following the completion of the distribution, based on information available as of March 19, 2020 and based on the assumption that, for every four shares of ParentCo common stock held by such persons, they will receive one share of Arconic Corporation common stock. None of these individuals, or the group as a whole, would be expected to beneficially own more than 1% of our common stock immediately following the completion of the distribution. Each person listed in the following table had sole voting and investment power of the shares shown, except as noted in the footnotes below.

Name of Beneficial Owner	Shares of Common Stock(1)	Deferred Share Units(2)	Deferred Restricted Share Units(3)	Total
Directors
William F. Austen	—	—	—	—
Christopher L. Ayers	1,875	—	7,310	9,185
Margaret “Peg” S. Billson	—	—	—	—
Austin G. Camporin	—	—	—	—
Jacques Croisetiere	—	—	—	—
Elmer L. Doty(4)	17,670	—	4,321	21,991
Carol S. Eicher	—	—	—	—
Frederick “Fritz” A. Henderson	—	—	—	—
E. Stanley O’Neal	—	11,717	10,418	22,135
Jeffrey Stafeil	—	—	—	—
Executive Officers
Erick R. Asmussen	—	—	—	—
Timothy D. Myers*	28,198	5,285	24,744	58,227
Melissa M. Miller	3,787	—	7,987	11,774
Diana C. Toman	—	—	—	—
Mark J. Vrablec	3,792	799	14,372	18,963
Mary E. Zik	1,624	—	2,820	4,444
All directors and executive officers as a group (16 persons)	56,946	17,801	71,972	146,719
*    Also serves as a director.
(1)    This column shows beneficial ownership of Arconic Corporation common stock as calculated under SEC rules. Unless otherwise noted, each director and named executive officer has sole voting and investment power over the shares of Arconic Corporation common stock reported. None of the shares are subject to pledge. This column includes shares held of record, shares held by a bank, broker or nominee for the person’s account, shares held through family trust arrangements, and for executive officers, share equivalent units held in the Arconic Corporation Retirement Savings Plan, which confer voting rights through the plan trustee with respect to shares of Arconic Corporation common stock. This column also includes shares of Arconic Corporation common stock that may be acquired under employee stock options that are exercisable as of March 20, 2020 or will become exercisable within 60 days after March 20, 2020 as follows: Mr. Myers (10,566); Ms. Miller (3,448); and Ms. Zik (1,624); and all executive officers as a group (15,638). No awards of stock options have been made to non-employee directors.
(2)    This column lists (i) for executive officers, deferred share equivalent units held under the Arconic Corporation Deferred Compensation Plan, and (ii) for directors, deferred share equivalent units held under the Arconic Corporation Deferred Fee Plan for Directors. Each deferred share equivalent unit tracks the economic performance of one share of Arconic Corporation common stock and is fully vested upon grant, but does not have voting rights. Upon a holder’s separation from Arconic Corporation, the deferred share units are settled in cash at a value equivalent to the then-prevailing market value of our common stock.
(3)    This column lists deferred restricted share units issued under the Arconic Corporation 2020 Stock Incentive Plan. Each deferred restricted share unit is an undertaking by Arconic Corporation to issue to the recipient one share of Arconic Corporation common stock upon settlement. The annual deferred restricted share units to directors vest on the first anniversary of the grant date, or, if earlier, the date of the next subsequent annual meeting of stockholders following the grant date, subject to continued service through the vesting date (however, accelerated vesting provisions apply for certain termination scenarios, such as death and change in control, and pro rata vesting provisions apply in the event of a director’s termination of service for any other reason). Deferred restricted share units granted in lieu of cash compensation pursuant to a director’s deferral election are fully vested at grant.
(4)    Includes 1,500 shares held by a revocable trust of which Mr. Doty and his spouse are trustees and beneficiaries.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Agreements with ParentCo
Following the separation and distribution, Arconic Corporation and Howmet Aerospace will each operate separately, each as an independent public company. In connection with the separation, Arconic Corporation has entered into and will enter into a separation agreement with ParentCo to effect the separation and to provide a framework for Arconic Corporation’s relationship with Howmet Aerospace after the separation and will enter into certain other agreements, including a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases. These agreements will provide for the allocation between Arconic Corporation and Howmet Aerospace of the assets, employees, liabilities and obligations (including, among others, investments, property and employee benefits and tax-related assets and liabilities) of ParentCo and its subsidiaries attributable to periods prior to, at and after the separation and will govern the relationship between Arconic Corporation and Howmet Aerospace subsequent to the completion of the separation.
The summaries of each of these agreements set forth below are qualified in their entireties by reference to the full text of the applicable agreements, which are incorporated by reference into this Form 10-K.
Separation Agreement
Transfer of Assets and Assumption of Liabilities
The separation agreement will identify the assets to be transferred, the liabilities to be assumed and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the separation of ParentCo into two independent companies, and will provide for when and how these transfers and assumptions will occur. In particular, the separation agreement will provide that, among other things, subject to the terms and conditions contained therein:

•
certain assets related to the Arconic Corporation Businesses, which we refer to as the “Arconic Corporation Assets,” will be retained by or transferred to Arconic Corporation or one of its subsidiaries, including:

•	equity interests in certain ParentCo subsidiaries that hold assets relating to the Arconic Corporation Businesses;

•
the Arconic Corporation brands, certain other trade names and trademarks, and certain other intellectual property (including patents, know-how and trade secrets), software, information and technology used in the Arconic Corporation Businesses or related to the Arconic Corporation Assets, the Arconic Corporation Liabilities (as defined below) or the Arconic Corporation Businesses;

•	facilities related to the Arconic Corporation Businesses;

•	contracts (or portions thereof) that relate to the Arconic Corporation Businesses;

•	rights and assets expressly allocated to Arconic Corporation pursuant to the terms of the separation agreement or certain other agreements entered into in connection with the separation;

•	permits that primarily relate to the Arconic Corporation Businesses; and

•
certain liabilities related to the Arconic Corporation Businesses or the Arconic Corporation Assets, which we refer to as the “Arconic Corporation Liabilities,” will be retained by or transferred to Arconic Corporation. Subject to limited exceptions, liabilities that relate primarily to the Arconic Corporation Businesses, including liabilities of various legal entities that will be subsidiaries of Arconic Corporation following the separation, will be Arconic Corporation Liabilities; and

•
all of the assets and liabilities (including whether accrued, contingent or otherwise) other than the Arconic Corporation Assets and the Arconic Corporation Liabilities (such assets and liabilities, other than the Arconic Corporation Assets and the Arconic Corporation Liabilities, we refer to as the “Howmet Aerospace Assets” and “Howmet Aerospace Liabilities,” respectively) will be retained by or transferred to Howmet Aerospace.

Except as expressly set forth in the separation agreement or any ancillary agreement, neither of Arconic Corporation nor ParentCo will make any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the separation, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either of Arconic Corporation or ParentCo, or as to the legal sufficiency of any document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the separation. All assets will be transferred on an “as is,” “where is” basis, and the respective transferees will bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, that any necessary consents or governmental approvals are not obtained, or that any requirements of law, agreements, security interests or judgments are not complied with.
Information in this Form 10-K with respect to the assets and liabilities of the parties following the distribution is presented based on the allocation of such assets and liabilities pursuant to the separation agreement, unless the context otherwise requires. The separation agreement will provide that in the event that the transfer of certain assets and liabilities (or a portion thereof) to Arconic Corporation or Howmet Aerospace, as applicable, does not occur prior to the separation, then until such assets or liabilities (or a portion thereof) are able to be transferred, Arconic Corporation or Howmet Aerospace, as applicable, will hold such assets on behalf and for the benefit of the transferee and will pay, perform and discharge such liabilities, for which the transferee will reimburse Arconic Corporation or Howmet Aerospace, as applicable, for all commercially reasonable payments made in connection with the performance and discharge of such liabilities.
The Distribution
The separation agreement will also govern the rights and obligations of the parties regarding the distribution following the completion of the separation. On the distribution date, ParentCo will distribute to its stockholders that hold ParentCo common stock as of the record date for the distribution all of the issued and outstanding shares of Arconic Corporation common stock on a pro rata basis. Stockholders will receive cash in lieu of any fractional shares.
Conditions to the Distribution
The separation agreement will provide that the distribution is subject to satisfaction (or waiver by ParentCo in its sole and absolute discretion) of the following conditions:

•
the SEC declaring effective the registration statement on Form 10; there being no order suspending the effectiveness of the registration statement in effect; and no proceedings for such purposes having been instituted or threatened by the SEC;

•	the information statement included in the Form 10 having been made available to ParentCo stockholders;

•
the receipt by ParentCo and continuing validity of an opinion of its outside counsel, satisfactory to the ParentCo Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Code;

•
the internal reorganization having been completed and the transfer of assets and liabilities of the Arconic Corporation Businesses from ParentCo to Arconic Corporation, and the transfer of assets and liabilities of the Howmet Aerospace Businesses from Arconic Corporation to ParentCo, having been completed in accordance with the separation agreement;

•
the receipt of one or more opinions from an independent appraisal firm to the ParentCo Board of Directors as to the solvency of Howmet Aerospace and Arconic Corporation after the completion of the distribution, in each case in a form and substance acceptable to the ParentCo Board of Directors in its sole and absolute discretion;

•
all actions necessary or appropriate under applicable U.S. federal, state or other securities or blue sky laws and the rules and regulations thereunder having been taken or made and, where applicable, having become effective or been accepted; and

•	the execution of certain agreements contemplated by the separation agreement;

•
no order, injunction or decree issued by any government authority of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the separation, the distribution or any of the related transactions being in effect;

•	the shares of Arconic Corporation common stock to be distributed having been accepted for listing on the NYSE, subject to official notice of distribution;

•
ParentCo having received certain proceeds from financing arrangements and being satisfied in its sole and absolute discretion that, as of the effective time of the distribution, it will have no further liability under such arrangements; and

•
no other event or development existing or having occurred that, in the judgment of ParentCo’s Board of Directors, in its sole and absolute discretion, makes it inadvisable to effect the separation, the distribution and the other related transactions.

ParentCo will have the sole and absolute discretion to determine (and change) the terms of, and to determine whether to proceed with, the distribution and, to the extent that it determines to so proceed, to determine the record date for the distribution, the distribution date and the distribution ratio.
Claims
In general, each party to the separation agreement will assume liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.
Releases
The separation agreement will provide that Arconic Corporation and its affiliates will release and discharge Howmet Aerospace and its affiliates from all liabilities assumed by Arconic Corporation as part of the separation, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date relating to the Arconic Corporation Businesses, except as expressly set forth in the separation agreement. Howmet Aerospace and its affiliates will release and discharge Arconic Corporation and its affiliates from all liabilities retained by Howmet Aerospace and its affiliates as part of the separation, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date relating to the Arconic Corporation Businesses, and from all liabilities existing or arising in connection with the implementation of the separation, except as expressly set forth in the separation agreement.
These releases will not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include the separation agreement and the other agreements described under this Item 13 in this Part III in this Form 10-K.
Indemnification
In the separation agreement, Arconic Corporation will agree to indemnify, defend and hold harmless Howmet Aerospace, each of Howmet Aerospace’s affiliates, and each of Howmet Aerospace’s affiliates’ directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the Arconic Corporation Liabilities;

•
Arconic Corporation’s failure or the failure of any other person to pay, perform or otherwise promptly discharge any of the Arconic Corporation Liabilities, in accordance with their respective terms, whether prior to, at or after the distribution;

•
except to the extent relating to a Howmet Aerospace Liability, any guarantee, indemnification or contribution obligation for the benefit of Arconic Corporation by Howmet Aerospace that survives the distribution;

•	any breach by Arconic Corporation of the separation agreement or any of the ancillary agreements; and

•
any untrue statement or alleged untrue statement or omission or alleged omission of material fact in the Form 10 or in the information statement included in the Form 10 (as amended or supplemented), except for any such statements or omissions made explicitly in Howmet Aerospace’s name.

•
Howmet Aerospace will agree to indemnify, defend and hold harmless Arconic Corporation, each of Arconic Corporation’s affiliates and each of Arconic Corporation’s affiliates’ directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:

•	the Howmet Aerospace Liabilities;

•
the failure of Howmet Aerospace or any other person to pay, perform or otherwise promptly discharge any of the Howmet Aerospace Liabilities in accordance with their respective terms whether prior to, at or after the distribution;

•
except to the extent relating to an Arconic Corporation Liability, any guarantee, indemnification or contribution obligation for the benefit of Howmet Aerospace by Arconic Corporation that survives the distribution;

•	any breach by Howmet Aerospace of the separation agreement or any of the ancillary agreements; and

•
any untrue statement or alleged untrue statement or omission or alleged omission of a material fact made explicitly in Howmet Aerospace’s name in the Form 10 or in the information statement included in the Form 10 (as amended or supplemented).

The separation agreement will also establish procedures with respect to claims subject to indemnification and related matters.
Indemnification with respect to taxes, and the procedures related thereto, will be governed by the tax matters agreement.
Insurance
The separation agreement will provide for the allocation between the parties of rights and obligations under existing insurance policies with respect to occurrences prior to the distribution and set forth procedures for the administration of insured claims and related matters.
Further Assurances
In addition to the actions specifically provided for in the separation agreement, except as otherwise set forth therein or in any ancillary agreement, Arconic Corporation and ParentCo will agree in the separation agreement to use reasonable best efforts, prior to, on and after the distribution date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the separation agreement and the ancillary agreements.
Dispute Resolution
The separation agreement will contain provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between Arconic Corporation and Howmet Aerospace related to the separation or distribution and that are unable to be resolved through good faith discussions between Arconic Corporation and Howmet Aerospace. These provisions will contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to executives of the parties in dispute. If such efforts are not successful, one of the parties in dispute may submit the dispute, controversy or claim to nonbinding mediation or, if such nonbinding mediation is not successful, binding alternative dispute resolution, subject to the provisions of the separation agreement.
Expenses
Except as expressly set forth in the separation agreement or in any ancillary agreement, ParentCo will be responsible for all costs and expenses incurred in connection with the separation incurred prior to the distribution date, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the separation. Except as expressly set forth in the separation agreement or in any ancillary agreement, or as otherwise agreed in writing by Arconic Corporation and Howmet Aerospace, all costs and expenses incurred in connection with the separation after the distribution will also be paid by the party incurring such cost and expense.
Other Matters
Other matters governed by the separation agreement will include ParentCo’s name change to “Howmet Aerospace Inc.”, Howmet Aerospace’s right to continue to use the “Arconic” name and related trademark for limited purposes for a limited period following the distribution, licenses for Arconic Corporation and Howmet Aerospace to certain patents and trade secrets owned by the other company at the separation, access to financial and other information, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.
Amendment and Termination
The separation agreement will provide that it may be terminated, and the separation and distribution may be modified or abandoned, at any time prior to the distribution date in the sole and absolute discretion of the ParentCo Board of Directors without the approval of any person, including Arconic Corporation or ParentCo stockholders. In the event of a termination of the separation agreement, no party, nor any of its directors, officers or employees, will have any liability of any kind to the other parties or any other person. After the distribution date, the separation agreement may not be amended or terminated, except by an agreement in writing signed by both Arconic Corporation and Howmet Aerospace.
Tax Matters Agreement
In connection with the separation, Arconic Corporation and ParentCo will enter into a tax matters agreement that will govern the parties’ respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters).
The tax matters agreement will provide special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Under the tax matters agreement, each party will be responsible for any taxes and related amounts imposed on Howmet Aerospace or Arconic Corporation as a result of the failure to so qualify, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.
In addition, the tax matters agreement will impose certain restrictions on Arconic Corporation and its subsidiaries during the two-year period following the distribution that will be intended to prevent the distribution, together with certain related transactions, from failing to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Specifically, during such period, except in specific circumstances, Arconic Corporation and its subsidiaries will be prohibited from: (1) ceasing to conduct certain businesses; (2) entering into certain transactions or series of transactions pursuant to which all or a portion of the shares of Arconic Corporation common stock (or stock of certain of its subsidiaries) would be acquired or all or a portion of certain assets of Arconic Corporation and its subsidiaries would be acquired; (3) liquidating, merging or consolidating with any other person; (4) issuing equity securities beyond certain thresholds; (5) repurchasing Arconic Corporation stock (or stock of certain of its subsidiaries) other than in certain open-market transactions; (6) amending its certificate of incorporation to affect its stockholders’ voting rights or (7) taking or failing to take any other action that would cause the distribution, together with certain related transactions, to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code.
Employee Matters Agreement
Arconic Corporation and ParentCo will enter into an employee matters agreement in connection with the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The employee matters agreement will govern certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.
The employee matters agreement will provide that, unless otherwise specified, each party will be responsible for liabilities associated with current and former employees of such party and its subsidiaries and certain other former employees classified as former employees of such party for purposes of post-separation compensation and benefit matters.
The employee matters agreement will also govern the terms of equity-based awards granted by ParentCo prior to the separation.
Intellectual Property License Agreements
In connection with the separation, Arconic Corporation and ParentCo will enter into an Arconic Corporation to Howmet Aerospace Patent, Know-How, and Trade Secret License Agreement, a Howmet Aerospace to Arconic Corporation Patent, Know-How, and Trade Secret License Agreement, an Arconic Corporation to Howmet Aerospace Trademark License Agreement, and a Howmet Aerospace to Arconic Corporation Trademark License Agreement, which we refer to, collectively, as the “intellectual property license agreements.”
Under the intellectual property license agreements, certain Arconic Corporation businesses will have ongoing rights to use a name and mark of ParentCo for a 10-year period following the separation, and certain Howmet Aerospace businesses will have rights to use the “Arconic” name and mark for a one-year (or less) period following the separation, in each case for limited purposes.
The intellectual property license agreements will also govern patents that were developed jointly and will continue to be used by both Howmet Aerospace and Arconic Corporation, as well as shared know-how. The intellectual property license agreements will provide for a license of these patents and know-how from Howmet Aerospace or Arconic Corporation, as applicable, to the other on a perpetual, royalty-free, non-exclusive basis, subject to certain limitations primarily directed to the technology areas of each company.

Either party may terminate the license with respect to any trademark under the intellectual property license agreements upon an uncured material breach of the other party with respect to such trademark that remains uncured, after at least 120 days.
Davenport Plant Agreement
In connection with the separation, Arconic Corporation and its subsidiary, Arconic Davenport LLC, and ParentCo will enter into a Second Supplemental Tax and Project Certificate and Agreement (the “Davenport Plant Agreement”) in connection with the transfer to Arconic Davenport LLC of ParentCo’s aluminum rolled products plant located in Davenport, Iowa (the “Davenport Plant”).
Following the separation, ParentCo will continue as the borrower under the Loan Agreement, dated as of August 14, 2012, between ParentCo and Iowa Finance Authority (together with certain related agreements, the “Davenport Loan Documents”) relating to the Midwestern Disaster Area Revenue Bonds (Alcoa Inc. Project) Series 2012 in the aggregate principal amount of $250,000,000 (the “Davenport Bonds”). Certain obligations under the terms of the Davenport Loan Documents relate to the Davenport Plant, and pursuant to the Davenport Plant Agreement, ParentCo will delegate to Arconic Corporation and Arconic Davenport LLC responsibility for operating a project located at the Davenport Plant involving the acquisition, construction, reconstruction and/or renovation of nonresidential real property (and related improvements) to be used to produce aluminum for the automotive market (the “Project”) in a manner and location consistent with the terms of the Davenport Loan Documents. The Davenport Plant Agreement will further provide that Arconic Corporation and Arconic Davenport LLC will (i) undertake certain notification, recordkeeping and cooperation obligations relating to the Project, and (ii) indemnify ParentCo against losses arising from, among other things, their actions or omissions with respect to the Project or their violation of any Davenport Loan Documents.
Metal Supply Agreements
In connection with the separation, Arconic Corporation and ParentCo will enter into two agreements for the supply of billet, plate, extruded aluminum, and related tolling and cutting services (the “metal supply agreements”) pursuant to which Arconic Corporation or certain of its subsidiaries will supply Howmet Aerospace or certain of its subsidiaries with aluminum for use in its businesses in the United States and Hungary. Each metal supply agreement will set forth the general terms and conditions of the overall supply arrangement, with an initial term of five years, as well as pricing, quantity, quality, delivery, liability and other terms with respect to the supply of a particular item. Each agreement will be generally based on the form of agreement currently used by the Arconic Corporation Businesses with third-party customers for metal supply arrangements or the purchase of such materials by ParentCo from third-party suppliers. Notwithstanding the metal supply agreements, Howmet Aerospace will have the right to purchase metal from other suppliers.
Real Estate/Site Arrangements
In connection with the separation, Arconic Corporation and ParentCo will have joint ownership of the real estate at the manufacturing facilities located in Székesfehérvár, Hungary (the “Kofem site”), pursuant to a legal demerger and a land use agreement. The site is currently shared with other third party tenants. Arconic Corporation and ParentCo will enter into agreements for shared common facilities (the “site services agreements”) pursuant to which Howmet Aerospace or certain of its subsidiaries will provide engineering, maintenance, utilities, security, lab and other services at the Kofem site to Arconic Corporation or certain of its subsidiaries. Each service agreement will have an initial term of one to five years, with automatic renewals provided certain conditions are met, except that utility services will have an indefinite period in accordance with Hungarian law. Each site services agreement will be generally based on the form of agreement currently used by ParentCo with other third parties at the Kofem site.

Item 14. Principal Accounting Fees and Services.
The following table shows fees for professional services rendered by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2019 (in millions) (no fees are presented for the fiscal year ended December 31, 2018 as Arconic Corporation was not in existence at that time):

2019
Audit Fees	$4.7
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$4.7
Audit Fees include the base audit fee, effects of foreign currency exchange rates on the base audit fee, and scope adjustments to the base audit requirements. The fees presented in the table above were paid by ParentCo on behalf of Arconic Corporation.
All audit and non-audit services provided by our independent registered public accounting firm set forth in the table above were pre-approved by the audit committee of ParentCo. ParentCo’s audit committee has adopted policies and procedures for pre-approval of audit, audit-related, tax and other services, and for pre-approval of fee levels for such services. Following the separation, our audit committee will pre-approve all audit and non-audit services provided by our independent registered public accounting firm.

PART IV
Item 15. Exhibits, Financial Statements Schedules.
(a) The combined financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1)
The Company’s combined financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in Part II Item 8 Financial Statements and Supplementary Data.

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Combined Financial Statements or Notes thereto.

(3) Exhibits.
Reference is made to Item 15(b) below.

(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Exhibit Number	Exhibit Description
2.1
Form of Separation and Distribution Agreement by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.2
Form of Tax Matters Agreement by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.3
Form of Employee Matters Agreement by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

2.4
Form of Patent Know-How and Trade Secret License Agreement by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.5
Form of Patent Know-How and Trade Secret License Agreement by and between Arconic Rolled Products Corporation and Arconic Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.6
Form of Trademark License Agreement by and between Arconic Rolled Products Corporation and Arconic Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.7
Form of Trademark License Agreement by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.8
Form of Master Agreement for Product Supply by and between Arconic Massena LLC, Arconic Lafayette LLC, Arconic Davenport LLC and Arconic Inc. (incorporated by reference to Exhibit 2.8 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.9	Metal Supply & Tolling Agreement by and between Arconic-Köfém Mill Products Hungary Kft and Arconic-Köfém Kft, dated January 1, 2020
2.10	Use Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020.
2.11
Land Use Right Agreement by and between Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság and Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság, dated January 6, 2020

2.12	Service Level Agreement for Central Engineering and Maintenance by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 1, 2020

Exhibit Number	Exhibit Description
2.13	Service Level Agreement for Energy, Steam and Water by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 31, 2020
2.14
Land Use Right Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020

2.15
Form of Second Supplemental Tax and Project Certificate and Agreement by and among Arconic Inc., Arconic Davenport LLC and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.15 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

2.16
Form of Lease and Property Management Agreement by and between Arconic Inc. and Arconic Massena LLC (incorporated by reference to Exhibit 2.16 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

3.1(a)	Certificate of Incorporation of Arconic Rolled Products Corporation, effective August 14, 2019
3.1(b)	Amendment to Certificate of Incorporation of Arconic Rolled Products Corporation, effective March 18, 2020
3.2	Form of Amended and Restated Bylaws of Arconic Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed on December 17, 2019)
10.1	Form of Arconic Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.2
Form of Indemnification Agreement by and between Arconic Corporation and individual directors or officers (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

10.3
United Company RUSAL – Trading House Agreement for the Supply of Aluminum Products by and between United Company RUSAL — Trading House and Arconic SMZ, dated December 27, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form 10 filed on December 17, 2019)*

10.4
Form of Arconic Corporation Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s registration statement on Form 10 filed on January 22, 2020)

10.5	Form of Arconic Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s registration statement on Form 10 filed on January 22, 2020)
10.6
Form of Arconic Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s registration statement on Form 10 filed on January 22, 2020)

10.7
Employment Letter Agreement between Arconic Inc. and Timothy D. Myers, dated as of January 13, 2020
(incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s registration statement on Form
10 filed on January 22, 2020)

10.8
Employment Letter Agreement between Arconic Inc. and Erick R. Asmussen, dated as of January 29, 2020 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

10.9
Employment Letter Agreement between Arconic Inc. and Diana C. Toman, dated as of January 28, 2020
(incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the registrant’s registration statement on Form
10 filed on February 7, 2020)

10.10
Form of Arconic Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

10.11	Form of Arconic Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.12	Arconic Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.13	Arconic Corporation Excess Plan C (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

Exhibit Number	Exhibit Description
10.14
Indenture, among Arconic Rolled Products Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, U.S. Bank National Association, as collateral agent, and U.S. Bank National Association, as registrar, paying agent and authenticating agent, dated February 7, 2020 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

10.15
Credit Agreement, dated as of March 25, 2020, by and among the Company, the designated borrowers from time to time party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020)

21	Subsidiaries of the Registrant
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
*    Portions of the exhibit have been omitted to preserve confidentiality.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ARCONIC ROLLED PRODUCTS CORPORATION

March 30, 2020	By	/s/ Mary E. Zik
Mary E. Zik
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Myers		March 30, 2020
Timothy D. Myers	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Erick R. Asmussen		March 30, 2020
Erick R. Asmussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Christopher L. Ayers, as a Director, on March 30, 2020.

*By	/s/ Christopher L. Ayers
Christopher L. Ayers