Form 10-Q
period 2020-03-31
Arconic Corp
filed 2020-05-18
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-39162

ARCONIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				84-2745636
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

201 Isabella Street,	Suite 400,	Pittsburgh,	Pennsylvania	15212-5872
(Address of principal executive offices)				(Zip code)
(412)-992-2500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ARNC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 15, 2020, there were 109,052,877 shares of common stock, par value $0.01 per share, of the registrant outstanding.

EXPLANATORY NOTE

On March 31, 2020, Arconic Rolled Products Corporation changed its name to Arconic Corporation. The separation of Arconic Corporation from Arconic Inc. (now Howmet Aerospace Inc.) became effective at 12:01 a.m. Eastern Daylight Time on April 1, 2020. References in this report to “Arconic Corporation" before its name change refers to Arconic Rolled Products Corporation.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic Corporation’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts relating to the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results, operating performance, working capital, cash flows, liquidity and financial position; statements about cost savings and restructuring programs; statements about Arconic Corporation’s strategies, outlook, business and financial prospects; statements related to costs related to pension and other postretirement benefit plans; statements regarding projected sources of cash flow; statements regarding potential legal liability, statements regarding the potential impact of the COVID-19 pandemic; and statements regarding actions to mitigate the impact of COVID-19. These statements reflect beliefs and assumptions that are based on Arconic Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic Corporation believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

•
existing and any future adverse effects in connection with COVID-19, including, among other things, severe restrictions on economic activity as a result of reactions of governmental and other authorities (including shelter-in-place or stay-at-home orders), the impact on global supply and demand, the suspension or reduction of operations by our customers, suppliers and other commercial counterparties, the impact on our liquidity and financial flexibility, and the potential for COVID-19 related issues to significantly heighten the other risks customarily associated with our business (including those identified below);

•	unfavorable changes in the markets served by Arconic Corporation;

•	competition from new product offerings, disruptive technologies, industry consolidation or other developments;

•	the loss of key customers or significant changes in the business or financial condition of customers;

•	manufacturing difficulties or other issues that impact product performance, quality or safety;

•	the inability to meet increased program demand successfully or to mitigate the impact of program cancellations, reductions or delays;

•
the outcome of product liability, product safety, personal injury, property damage, and recall claims and investigations, which can expose Arconic Corporation to substantial costs, liabilities and reputational harm;

•	political, economic and regulatory risks relating to Arconic Corporation’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations;

•	a material disruption of Arconic Corporation’s operations, particularly at one or more of Arconic Corporation’s manufacturing facilities;

•
the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted;

•	the impact of potential cyber-attacks and information technology or data security breaches;

•	the inability to develop innovative new products or implement technology initiatives successfully;

•	challenges to Arconic Corporation’s intellectual property rights;

•	adverse changes in discount rates or investment returns on pension assets;

•
Arconic Corporation’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures;

•	increases in the cost of aluminum or volatility in the availability or costs of other raw materials;

•	a significant downturn in the business or financial condition of a significant supplier;

•	the impact of changes in foreign currency exchange rates on costs and results;

•
the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental compliance and remediation, which can expose Arconic Corporation to substantial costs and liabilities;

•	the expected benefits of the separation;

•	a determination by the IRS that the distribution or certain related transactions should be treated as taxable transactions;

•	risks associated with indebtedness;

•	the risk that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the separation, once fully realized, will exceed our estimates; and

•
the impact of operating our business separate from ParentCo (as defined herein), which could result in disruption of our ongoing business and diversion of management’s attention from other business concerns and impact our relationships with customers, suppliers, employees and other business counterparties.

The above list of factors is not exhaustive or necessarily in order of importance. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Market projections are subject to the risks discussed in this report and other risks in the market. Arconic Corporation disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation
Statement of Combined Operations (unaudited)
(in millions, except per-share amounts)

First quarter ended March 31,	2020	2019
Sales to unrelated parties	$1,576	$1,789
Sales to related parties (A)	35	52
Total Sales (C and D)	1,611	1,841
Cost of goods sold (exclusive of expenses below)	1,327	1,596
Selling, general administrative, and other expenses	80	86
Research and development expenses	11	14
Provision for depreciation and amortization	60	63
Restructuring and other charges (E)	(19)	2
Operating income	152	80
Interest expense	35	28
Other expenses (income), net (F)	26	(14)
Income before income taxes	91	66
Provision for income taxes (H)	31	25
Net income	60	41
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Arconic Corporation	$60	$41

Earnings per Share Attributable to Arconic Corporation Common Shareholders (A):
Basic	$0.55	$0.38
Diluted	$0.55	$0.38

The accompanying notes are an integral part of the combined financial statements.

Arconic Corporation
Statement of Combined Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
First quarter ended March 31,	2020	2019	2020	2019	2020	2019
Net income	$60	$41	$—	$—	$60	$41
Other comprehensive income, net of tax (I):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	25	—	—	—	25	—
Foreign currency translation adjustments	—	57	—	—	—	57
Total Other comprehensive income, net of tax	25	57	—	—	25	57
Comprehensive income	$85	$98	$—	$—	$85	$98

The accompanying notes are an integral part of the combined financial statements.

Arconic Corporation
Combined Balance Sheet (unaudited)
(in millions)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (L)	$635	$72
Restricted cash (L)	593	—
Receivables from customers, less allowances of $1 in 2020 and $2 in 2019 (A)	690	384
Other receivables	109	136
Inventories (J)	844	820
Prepaid expenses and other current assets	42	28
Total current assets	2,913	1,440
Properties, plants, and equipment	7,018	7,210
Less: accumulated depreciation and amortization	4,337	4,466
Properties, plants, and equipment, net	2,681	2,744
Goodwill	374	386
Operating lease right-of-use assets (K)	124	125
Deferred income taxes	327	14
Other noncurrent assets	50	32
Total assets	$6,469	$4,741
Liabilities
Current liabilities:
Accounts payable, trade	$938	$1,061
Accrued compensation and retirement costs	126	80
Taxes, including income taxes	34	21
Environmental remediation (N)	81	83
Operating lease liabilities (K)	33	33
Other current liabilities	61	63
Long-term debt due within one year (L)	6	—
Total current liabilities	1,279	1,341
Long-term debt, less amount due within one year (L)	1,419	250
Accrued pension benefits (G)	1,369	63
Accrued other postretirement benefits (G)	502	1
Environmental remediation (N)	127	125
Operating lease liabilities (K)	95	96
Deferred income taxes	9	87
Other noncurrent liabilities and deferred credits	43	50
Total liabilities	4,843	2,013
Contingencies and commitments (N)
Equity
Parent Company net investment (A)	3,045	2,419
Accumulated other comprehensive (loss) income (I)	(1,432)	295
Sub-total equity	1,613	2,714
Noncontrolling interest	13	14
Total equity	1,626	2,728
Total liabilities and equity	$6,469	$4,741

The accompanying notes are an integral part of the combined financial statements.

Arconic Corporation
Statement of Combined Cash Flows (unaudited)
(in millions)

For the three months ended March 31,	2020	2019
Operating Activities
Net income	$60	$41
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	60	63
Deferred income taxes	26	7
Restructuring and other charges (E)	(19)	2
Net periodic pension benefit cost (G)	21	1
Stock-based compensation	7	6
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(309)	(83)
(Increase) in inventories	(74)	(65)
(Increase) in prepaid expenses and other current assets	(17)	(8)
(Decrease) Increase in accounts payable, trade	(93)	44
(Decrease) in accrued expenses	(38)	(8)
Increase (Decrease) in taxes, including income taxes	102	(13)
Pension contributions	(32)	(1)
Decrease in noncurrent assets	10	6
Increase (Decrease) in noncurrent liabilities	1	(3)
Cash used for operations	(295)	(11)
Financing Activities
Net transfers from Parent Company	216	14
Additions to debt (L)	1,200	—
Debt issuance costs	(42)	—
Cash provided from financing activities	1,374	14
Investing Activities
Capital expenditures	(23)	(42)
Proceeds from the sale of assets and businesses (M)	101	4
Cash provided from (used for) investing activities	78	(38)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—
Net change in cash and cash equivalents and restricted cash	1,156	(35)
Cash and cash equivalents and restricted cash at beginning of year	72	81
Cash and cash equivalents and restricted cash at end of period	$1,228	$46

The accompanying notes are an integral part of the combined financial statements.

Arconic Corporation
Statement of Changes in Combined Equity (unaudited)
(in millions)

	Parent Company net investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance at December 31, 2018	$2,415	$250	$12	$2,677
Adoption of accounting standard	73	—	—	73
Net income	41	—	—	41
Other comprehensive income (I)	—	57	—	57
Change in ParentCo contribution	(27)	—	—	(27)
Balance at March 31, 2019	$2,502	$307	$12	$2,821

Balance at December 31, 2019	$2,419	$295	$14	$2,728
Net income	60	—	—	60
Other comprehensive income (I)	—	25	—	25
Establishment of defined benefit plans (G)	349	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	217
Other	—	—	(1)	(1)
Balance at March 31, 2020	$3,045	$(1,432)	$13	$1,626

The accompanying notes are an integral part of the combined financial statements.

Arconic Corporation
Notes to the Combined Financial Statements (unaudited)
(dollars in millions)

A.	The Separation and Basis of Presentation
The interim Combined Financial Statements of Arconic Rolled Products Corporation (“Arconic Corporation” or the “Company”) are unaudited. These Combined Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Combined Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.
Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. As a result of, among other things, uncertainty regarding the COVID-19 pandemic’s duration and its impact on the Company’s customers, suppliers and operations, Arconic Corporation is not currently able to estimate with certainty the specific future impact on its operations or financial results. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers have temporarily suspended operations. Arconic derives approximately 35% of its revenue from ground transportation end markets and 18% from aerospace end markets, including approximately 13% of its revenue from Ford, our largest customer. We cannot predict with certainty the duration of these shutdowns. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
As a result of these developments, Arconic Corporation has announced several measures to mitigate the impacts of COVID-19 on the Company’s results of operations, financial position, and cash flows:

•	deferred initiating a dividend on common stock;

•	reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%;

•	reduced salaries for senior-level management by 20% and for all other salaried employees by 10%;

•	restructuring of the salaried workforce, targeting a 10% reduction;

•	idling of various production facilities based on market conditions within the regions where the Company operates;

•
decreased production and operating with a reduced labor force through shortened work weeks, shift reductions, layoffs, and the elimination of temporary workers and contractors at U.S.-based rolling and extrusion facilities;

•	modified schedules, adjusted work hours, lower costs, and delayed raises at all rolling mill facilities in Europe, China and Russia;

•	suspended the 401K match program for U.S. salaried employees; and

•	reducing capital expenditures by approximately $50, or approximately 30%.
References in these Notes to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc.), and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
The Separation.   On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Corporation, will include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, will continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
The Separation was subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see below); receipt of an opinion of legal counsel (received on March 31, 2020) regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 335 and 368(a)(1)

(D) of the U.S. Internal Revenue Code (i.e., a transaction that is generally tax-free for U.S. federal income tax purposes); and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on February 13, 2020 (effectiveness was declared by the SEC on February 13, 2020).
On February 5, 2020, ParentCo's Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common shareholders will receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common shareholders will receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic Corporation and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identifies the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and provides for when and how these transfers and assumptions will occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of approximately $730 to ParentCo by Arconic Corporation from a portion of the aggregate net proceeds of previously executed financing arrangements (see Note L). In connection with the Separation, 109,021,376 shares of Arconic Corporation common stock were distributed to ParentCo stockholders. “Regular-way” trading of Arconic Corporation’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic Corporation’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 first quarter and $3 in the 2019 first quarter for such costs, of which $18 and $1, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Combined Operations.
Basis of Presentation.   The Combined Financial Statements of Arconic Corporation are prepared in conformity with GAAP. In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to COVID-19. We have made our best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Combined Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
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
The following table reflects the allocations described above:

First quarter ended March 31,	2020	2019
Cost of goods sold(1)	$—	$3
Selling, general administrative, and other expenses(2)	25	24
Research and development expenses	—	5
Provision for depreciation and amortization	1	2
Restructuring and other charges (E)	2	(9)
Interest expense	28	28
Other (income), net (F)	(5)	(8)

_____________________

(1)
For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2)	In the first quarter of 2020, amount includes an allocation of $18 for costs incurred by ParentCo associated with the separation transaction (see The Separation above).

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
ParentCo has an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy-remote special-purpose entity, which is a consolidated subsidiary of ParentCo. In connection with this arrangement, in all periods prior to January 1, 2020, certain of Arconic Corporation’s customer receivables were sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment on the accompanying Combined Balance Sheet. As of December 31, 2019, the amount of Arconic Corporation’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. Effective January 2, 2020, in preparation for the Separation, ParentCo's arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses in this program, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic Corporation. The Company is evaluating whether to enter into a similar arrangement of its own subsequent to the Separation Date.
ParentCo participates in several accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Arconic Corporation’s accounts payable are settled, at the vendor’s request, before the scheduled payment date; these settlements are reflected as a component of Parent Company net investment on the accompanying Combined Balance Sheet. As of both March 31, 2020 and December 31, 2019, the amount of Arconic Corporation’s accounts payables settled under such arrangements that have yet to be extinguished between ParentCo and third-party intermediaries was $1.
Related Party Transactions. Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on the accompanying Combined Financial Statements. In the first quarter of 2020 and 2019, sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $35 and $52, respectively.
Earnings Per Share. For all periods presented, the earnings per share included on the accompanying Statement of Combined Operations was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on April 1, 2020 in connection with the completion of the Separation (see above). This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. The same number of shares was used to calculate both basic and diluted earnings per share as Arconic Corporation did not have any common share equivalents in the periods presented.
Goodwill. During the first quarter of 2020, the equity value of Arconic Corporation’s peer group companies, and the overall U.S. stock market declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the ground transportation and aerospace industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, the Company performed a qualitative assessment to evaluate whether it is more likely than not that the fair value of any of its reporting units is less than the respective carrying values. As a result of this assessment, the Company concluded that no further analysis was required and no impairment exists. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material.

B.	Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2020, Arconic Corporation adopted changes issued by the Financial Accounting Standards Board (FASB) to credit losses. This guidance added a new impairment model (known as the current expected credit loss (CECL) model), which is based on expected losses rather than incurred losses. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. The adoption of this guidance did not have a material impact on the Combined Financial Statements. This guidance will need to be considered in future assessments of credit losses.
Issued
In March 2020, the FASB issued amendments that provide optional guidance to ease the potential burden of reference rate reform on financial reporting. Under the amendments, expedients and exceptions are provided for applying GAAP to contracts, hedging relationships, and other transactions affected by the reform, if certain criteria are met, and apply only to those transactions which reference LIBOR or another reference rate that is expected to be discontinued. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

C.	Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served.

First quarter ended March 31,	Rolled Products	Extrusions	Building and Construction Systems	Arconic Corporation
2020
Ground Transportation	$499	$30	$—	$529
Building and Construction	35	—	256	291
Aerospace	225	75	—	300
Industrial Products	275	23	—	298
Packaging	178	—	—	178
Other	10	5	—	15
Total end-market revenue	$1,222	$133	$256	$1,611

2019
Ground Transportation	$651	$31	$—	$682
Building and Construction	49	—	281	330
Aerospace	246	74	—	320
Industrial Products	248	32	—	280
Packaging	210	—	—	210
Other	7	12	—	19
Total end-market revenue	$1,411	$149	$281	$1,841

D.	Segment and Related Information
The operating results of Arconic Corporation’s reportable segments were as follows (differences between segment totals and Arconic Corporation’s combined totals are in Corporate):

First quarter ended March 31,	Rolled Products	Extrusions	Building and Construction Systems	Total
2020
Sales:
Third-party sales-unrelated party	$1,201	$119	$256	$1,576
Third-party sales-related party	21	14	—	35
Intersegment sales	7	—	—	7
Total sales	$1,229	$133	$256	$1,618
Segment operating profit	$125	$6	$28	$159
Supplemental information:
Provision for depreciation and amortization	$46	$6	$4	$56
Restructuring and other charges (E)	9	(31)	1	(21)
2019
Sales:
Third-party sales-unrelated party	$1,376	$132	$281	$1,789
Third-party sales-related party	35	17	—	52
Intersegment sales	7	—	—	7
Total sales	$1,418	$149	$281	$1,848
Segment operating profit	$91	$(4)	$22	$109
Supplemental information:
Provision for depreciation and amortization	$47	$7	$5	$59
Restructuring and other charges (E)	6	—	5	11

The following table reconciles total segment operating profit to combined income before income taxes:

First quarter ended March 31,	2020	2019
Total segment operating profit	$159	$109
Unallocated amounts:
Cost allocations (A)	(26)	(34)
Restructuring and other charges (E)	19	(2)
Other	—	7
Combined operating income	152	80
Interest expense	(35)	(28)
Other (expenses) income, net (F)	(26)	14
Combined income before income taxes	$91	$66

E.	Restructuring and Other Charges
In the first quarter of 2020, Arconic Corporation recorded a net benefit of $19 in Restructuring and other charges, which were comprised of the following components: a $31 gain on the sale of an extrusions plant in South Korea (see Note M); a $6 loss on the sale of an aluminum rolling mill in Brazil (see Note M); and a $6 net charge for other items.
In the first quarter of 2019, Arconic Corporation recorded a net charge of $2 in Restructuring and other charges, which were comprised of the following components: an $11 charge for layoff costs, including the separation of approximately 155 employees (all within the Rolled Products and Building and Construction Systems segments) and a $9 net benefit for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A).
As of March 31, 2020, approximately 270 of the 480 employees associated with 2019 restructuring programs were separated. The remaining separations for the 2019 restructuring programs are expected to be completed during the remainder of 2020. In the first quarter of 2020, Arconic Corporation made cash payments of $4 against layoff reserves related to 2019 restructuring programs.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2018	$1	$3	$4
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019	20	1	21
Cash payments	(4)	—	(4)
Restructuring charges	—	—	—
Other(1)	(1)	—	(1)
Reserve balances at March 31, 2020(2)	$15	$1	$16
_____________________

(1)	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

(2)	The remaining reserves are expected to be paid in cash during the remainder of 2020.

F.	Other Expenses (Income), Net

First quarter ended March 31,	2020	2019
Interest income	(2)	(5)
Foreign currency losses (gains), net	13	(14)
Non-service costs - Pension and OPEB (G)	21	—
Other, net	(6)	5
	$26	$(14)

G.	Pension and Other Postretirement Benefits
Certain employees of the Arconic Corporation Businesses participate in ParentCo-sponsored defined benefit pension plans (“Shared Pension Plans”) and health care and life insurance postretirement benefit plans (“Shared OPEB Plans,” and, collectively with the Shared Pension Plans, the “Shared Plans”), which include ParentCo corporate participants and participants of the Howmet Aerospace Businesses, as well as eligible U.S. retired employees and certain retirees from foreign locations.
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
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo (the “U.S. Shared Plans” - see above) were separated into standalone plans for both Arconic Corporation (the “New Direct Plans,” and, collectively with the Direct Plans, the “Cumulative Direct Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic Corporation recognized an aggregate liability of $1,920, of which $60 was current, reflecting the combined net unfunded status of the New Direct Plans, comprised of a benefit obligation of $4,255 and plan assets of $2,335, as well as $1,752 (net of tax impact) in Accumulated other comprehensive loss. In 2020, Arconic Corporation expects to recognize approximately $100 in combined net periodic benefit cost, of which approximately $25 is service cost. In the 2020 first quarter, Arconic Corporation recognized $26 of combined net periodic benefit cost, of which $6 was service cost, for the New Direct Plans. Prior to January 1, 2020, Arconic Corporation recorded its share of expense related to the U.S. Shared Plans as multiemployer expense for participants of the Arconic Corporation Businesses and as an allocated expense for both ParentCo corporate participants and former employees of ParentCo’s closed and sold operations, totaling $28 in the 2019 first quarter. Also, in 2020, Arconic Corporation expects to make approximately $255 in pension contributions and $55 in other postretirement benefit payments, related to the New Direct Plans.

The following table summarizes the total expenses recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits		Other postretirement benefits
		First quarter ended March 31,		First quarter ended March 31,
Type of Plan	Type of Expense	2020	2019	2020	2019
Cumulative Direct Plans	Net periodic benefit cost	$21	$1	$6	$—
Shared Plans	Multiemployer contribution	—	16	—	5
Shared Plans	Cost allocation	(1)	5	—	1
		$20	$22	$6	$6
The components of net periodic benefit cost for defined benefit plans classified as Cumulative Direct Plans were as follows:

First quarter ended March 31,	2020	2019
Pension benefits
Service cost	$5	$—
Interest cost	26	1
Expected return on plan assets	(40)	(1)
Recognized net actuarial loss	30	1
Net periodic benefit cost*	$21	$1

Other postretirement benefits
Service cost	$1	$—
Interest cost	4	—
Recognized net actuarial loss	2	—
Amortization of prior service benefit	(1)	—
Net periodic benefit cost*	$6	$—

__________________

*	Service cost was included within Cost of goods sold and all other cost components were included in Other expenses (income), net on the accompanying Statement of Combined Operations.

H.	Income Taxes
Arconic Corporation’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pretax ordinary income. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pretax losses.
For the first quarter of 2020 and 2019, the estimated annual effective tax rate (the “ETR”) before discrete items, applied to ordinary income was 28.6% and 36.4%, respectively. The ETR for 2020 was higher than the U.S. federal statutory rate of 21.0% primarily due to nondeductible transaction costs, the state tax impact of domestic taxable income, and foreign income taxed in higher rate jurisdictions. The ETR for 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on Global Intangible Low-Taxed Income, the state tax impact of domestic taxable income, nondeductible transaction costs, and foreign income taxed in higher rate jurisdictions. Including discrete items, the tax rate for the first quarter of 2020 and 2019 was 34.1% and 37.9%, respectively.
The tax provisions for the first quarter ended March 31, 2020 and 2019 were comprised of the following components:

First quarter ended March 31,	2020	2019
Pretax income at estimated annual effective income tax rate before discrete items	$26	$24
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	1	(1)
Other discrete items	4	2
Provision for income taxes	$31	$25
__________________

*	The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I.	Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the two components that comprise Accumulated other comprehensive (loss) income for Arconic Corporation (such activity for noncontrolling interest was immaterial for all periods presented):

First quarter ended March 31,	2020	2019
Pension and other postretirement benefits (G)
Balance at beginning of period	$(43)	$(32)
Establishment of defined benefit plans	(1,752)	—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	2	(1)
Tax expense	(1)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	1	(1)
Amortization of net actuarial loss and prior service cost/benefit(1)	31	1
Tax expense(2)	(7)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(4)	24	1
Total Other comprehensive income	25	—
Balance at end of period	$(1,770)	$(32)
Foreign currency translation
Balance at beginning of period	$338	$282
Foreign currency translation(3)	(22)	57
Net amount reclassified to earnings from Accumulated other comprehensive income(3)(4)	22	—
Other comprehensive income	—	57
Balance at end of period	$338	$339
Accumulated other comprehensive (loss) income	$(1,432)	$307

_____________________

(1)	These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Combined Operations.

(3)
In all periods presented, there were no tax impacts related to rate changes. In the first quarter of 2020, the net amount reclassified to earnings was included in Restructuring and other charges on the accompanying Statement of Combined Operations related to the sale of certain foreign subsidiaries.

(4)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Combined Operations in the line items indicated in footnotes 1 through 3.

J.	Inventories

	March 31, 2020	December 31, 2019
Finished goods	$259	$237
Work-in-process	738	738
Purchased raw materials	72	85
Operating supplies	68	69
	1,137	1,129
LIFO reserve	(293)	(309)
	$844	$820
At March 31, 2020 and December 31, 2019, the portion of Inventories subject to the last-in, first-out (LIFO) inventory accounting method was $764, or 67%, and $753, or 67%, respectively, of total inventories before LIFO adjustments.

K.	Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $15 and $16 for the first quarter ended March 31, 2020 and 2019, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter ended March 31, 2020 were $9.
Future minimum contractual operating lease obligations were as follows:

	March 31, 2020	December 31, 2019
2020	$30	$38
2021	32	29
2022	25	22
2023	18	17
2024	14	14
Thereafter	37	38
Total lease payments	$156	$158
Less: imputed interest	28	29
Present value of lease liabilities	$128	$129
The weighted-average remaining lease term and weighted-average discount rate for Arconic Corporation’s operating leases at March 31, 2020 and December 31, 2019 was 6.3 years and 6.7 years, respectively, and 5.9% and 6.0%, respectively.

L.	Debt
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. The Company used a portion of the net proceeds from the aggregate indebtedness to make a payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation (see Note A). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the accompanying Combined Balance Sheet as of March 31, 2020). Descriptions of this aggregate indebtedness are set forth below.
144A Debt—On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2020. The net proceeds from the 2028 Notes were held in escrow until the satisfaction of the escrow release conditions, including the substantially concurrent completion of the Separation. Accordingly, the $593 of escrowed cash was included in Restricted cash on the accompanying Combined Balance Sheet at March 31, 2020.
Arconic Corporation has the option to redeem the 2028 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2028 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after February 14, 2023 at a redemption price specified in the indenture (up to 103.063% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to February 15, 2023, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.063% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through February 15, 2023, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to February 15, 2023, Arconic Corporation may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.125% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2028 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus any accrued and unpaid interest on the 2028 Notes repurchased.
The 2028 Notes are senior secured obligations of Arconic Corporation and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2028 Notes. The 2028 Notes are guaranteed on a senior secured basis by Arconic Corporation and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic Corporation, the “guarantors”) under the Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2028 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Credit Agreement.
The 2028 Notes indenture includes several customary affirmative covenants. Additionally, the 2028 Notes indenture contains several negative covenants, that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) make investments, loans, advances, guarantees, and acquisitions, (ii) pay dividends on or make other distributions in respect of capital stock and make other restricted payments and investments (as defined in the 2028 Notes), (iii) sell or transfer certain assets, and (iv) create liens on assets to secure debt.
The 2028 Notes rank equally in right of payment with all of Arconic Corporation’s existing and future senior indebtedness, including the facilities under the Credit Agreement (see below); rank senior in right of payment to any future subordinated obligations of Arconic Corporation; and are effectively subordinated to Arconic Corporation’s existing and future secured indebtedness that is secured on a first priority basis, including the facilities under the Credit Agreement, to the extent of the value of property and assets securing such indebtedness.

Credit Agreement—On March 25, 2020, Arconic Corporation entered into a credit agreement, which provides a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”) (see Refinancing below). The Company received $575 in net proceeds from Term Loan B reflecting upfront fees and costs to enter into the financing arrangement. These upfront fees and costs, as well as other costs to complete the financing, were deferred and are being amortized to interest expense over the term of Term Loan B.
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
The Credit Agreement includes financial covenants requiring the maintenance of a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, as defined in the Credit Agreement. The Consolidated Total Leverage Ratio is the ratio of Consolidated Debt to Consolidated EBITDA for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not exceed a ratio of 2.50 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending on June 30, 2020 through and including the fiscal quarter ending on March 31, 2021, and 2.25 to 1.00 for each fiscal quarter thereafter. The Consolidated Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not fall below a ratio of 3.00 to 1.00 for any fiscal quarter during the term of the Credit Agreement, commencing with the fiscal quarter ending on June 30, 2020. In addition, the Credit Agreement requires pro forma compliance with these financial covenants at each instance of borrowing under the Credit Facility, which may limit the Company’s ability to draw the full amount of the Credit Facility.
On April 2, 2020, Arconic Corporation borrowed $500 under the Credit Facility (see Refinancing below). This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak (see Note A).
Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
As of March 31, 2020, the combined carrying value and fair value of the 2028 Notes and Term Loan were $1,175 and $1,217, respectively. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Arconic Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for the 2028 Notes and Term Loan were classified in Level 2 of the fair value hierarchy.
Refinancing
In order to provide improved financial flexibility, Arconic Corporation executed a refinancing of its existing Credit Agreement. Arconic Corporation used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement. Descriptions of the new aggregate indebtedness are set forth below.

144A Debt—On May 13, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.000% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2025 Notes. Interest on the 2025 Notes will be paid semi-annually in May and November, commencing November 15, 2020.
Arconic Corporation has the option to redeem the 2025 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2025 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 14, 2022 at a redemption price specified in the indenture (up to 103.000% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to May 15, 2022, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.000% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through May 15, 2022, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to May 15, 2022, Arconic Corporation may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.000% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2025 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus any accrued and unpaid interest on the 2025 Notes repurchased.
The 2025 Notes are senior secured obligations of Arconic Corporation and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2025 Notes. The 2025 Notes are guaranteed on a senior secured basis by Arconic Corporation and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic Corporation, the “guarantors”) under the ABL Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2025 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the ABL Credit Agreement.
The 2025 Notes indenture includes several customary affirmative covenants. Additionally, the 2025 Notes indenture contains several negative covenants, that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) pay dividends on or make other distributions in respect of capital stock and make other restricted payments and investments (as defined in the 2025 Notes), (ii) sell or transfer certain assets, (iii) incur indebtedness, and (iv) create liens on assets to secure debt.
The 2025 Notes are secured on a first priority basis by certain defined collateral (generally consisting of the Company’s and the Guarantors’ equipment, material owned U.S. real property, intellectual property, certain stock, and other tangible and intangible personal property, in each case, subject to certain exceptions) and on a second priority basis by certain other assets (generally consisting of substantially all of the accounts receivable, inventory, deposit accounts, securities accounts, commodities accounts, and cash assets of the Company and the Guarantors, and the proceeds thereof).
ABL Credit Agreement—Also on May 13, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800, including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350. Availability under the ABL Credit Facility is subject to a borrowing base calculation, generally based upon a set percentage of eligible accounts receivable and inventory, less customary reserves (provided that for a period ending on the earlier of (a) the date of receipt by the administrative agent of the initial inventory appraisal and field examination and (b) 90 days following the date of entry into the ABL Credit Facility, the borrowing base will be deemed to be equal to $500).
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic Corporation will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic Corporation’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of May 15, 2020.
The ABL Credit Facility is subject to an interest rate for U.S. dollar borrowings equal to an applicable margin plus, at the Company’s option, of either (a) base rate (“ABR”) determined by reference to the highest of (1) Deutsche Bank AG New York Branch’s “prime rate,” (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBO Rate, plus 1% per annum or (b) an adjusted LIBO Rate (which will not be less than 0.75% per annum) (“LIBOR”). The applicable margin for the ABL Credit Facility through June 30, 2021 is (a) 1.25% for ABR loans and (b) 2.25% for LIBOR loans. Thereafter, the applicable margin for the ABL Credit Facility will be (a) 0.75% to 1.25% per annum for ABR loans and (b) 1.75% per annum to 2.25% per annum for LIBOR loans based on the average daily excess availability (as defined under the ABL Credit Agreement). Accordingly, the interest rates for the ABL Credit Facility will fluctuate based on changes in the ABR, LIBOR, and/or future changes in the average daily excess availability.
All obligations under the ABL Credit Facility are unconditionally guaranteed, jointly and severally, by substantially all of the direct and indirect wholly-owned material subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia, subject to certain exceptions (collectively, the “Guarantors”). The Company and the Guarantors entered into a guarantee under the ABL Credit Agreement concurrently with the effectiveness of the ABL Credit Agreement.
Subject to certain limitations, the ABL Credit Facility is secured on a first priority basis by certain defined collateral (generally consisting of substantially all of the accounts receivable, inventory, deposit accounts, securities accounts, commodities accounts, and cash assets of the Company and the Guarantors, and the proceeds thereof) and on a second-priority basis by certain defined collateral under the 2025 Notes (generally consisting of the Company and the Guarantors’ equipment, material owned U.S. real property, intellectual property, certain stock, and other tangible and intangible personal property, in each case, subject to exceptions as defined in the 2025 Notes). The Company and the Guarantors entered into collateral agreements concurrently with the effectiveness of the ABL Credit Agreement.
The ABL Credit Facility contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company’s and its subsidiaries’ equity interests, to engage in transactions with affiliates and to amend certain material documents.
In addition, the ABL Credit Facility contains a financial maintenance covenant applicable to any fiscal quarter in which the excess availability is less than the greater of (a) 10% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base and (b) $50. In such circumstances, until such time as excess availability shall have exceeded such threshold for at least 30 consecutive days, we would be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. The ABL Credit Facility also requires the Company and its subsidiaries to maintain substantially all of the Company’s cash in accounts that are subject to the control of the agent, which control becomes applicable when (a) an event of default under the facility occurs and is continuing until the first day thereafter on which no event of default shall exist or (b) excess availability is less than the greater of (i) 12.5% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base or (ii) $62.5 for five consecutive business days until the first day thereafter on which excess availability shall have exceeded such threshold for at least 30 consecutive days.
The ABL Credit Facility contains customary events of default, including with respect to a failure to make payments thereunder, cross-default and cross-acceleration, certain bankruptcy and insolvency events and customary change of control events.

M.	Acquisitions and Divestitures
On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill (specialty foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash, resulting in a loss of $59 (pretax). As a result of entering into an agreement in August 2019 to sell this rolling mill, Arconic Corporation recognized a charge of $53 (pretax) in the 2019 third quarter for the non-cash impairment of the carrying value of the rolling mill’s net assets, primarily properties, plants, and equipment. Additionally, in the 2020 first quarter, Arconic Corporation recognized a charge of $6 (pretax). These charges were recorded in Restructuring and other charges (see Note E) on the Company’s Statement of Combined Operations in the respective reporting periods. This transaction remains subject to certain post-closing adjustments as defined in the agreement. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in the Rolled Products segment. The rolling mill generated third-party sales of $143, $179, and $162 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 500 employees.
On March 1, 2020, Arconic Corporation completed the sale of its hard alloy extrusions plant in South Korea to SeAH Besteel Corporation for a net $55 in cash, resulting in a gain of $31 (pretax), which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. The gain is net of a $6 write-off of related goodwill. This transaction remains subject to certain post-closing adjustments as defined in the agreement. Prior to the divestiture, this plant’s operating results and assets and liabilities were reported in the Extrusions segment. The extrusions plant generated third-party sales of $51, $53, and $50 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 160 employees.

N.	Contingencies and Commitments
The matters described within this section are those of ParentCo that are associated directly or indirectly with the Arconic Corporation Businesses. For those matters where the outcome remains uncertain, the ultimate allocation of any potential future costs between Arconic Corporation and Howmet Aerospace were addressed in the Separation and Distribution Agreement.
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
Arconic Corporation’s remediation reserve balance was $208 (of which $81 and $83, respectively, was classified as a current liability) at both March 31, 2020 and December 31, 2019, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated for current and certain former Arconic Corporation operating locations. In the first quarter of 2020, the remediation reserve was increased by $1 related to the divestiture of a rolling mill in Brazil (see Note M). This charge was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Combined Operations. Payments related to remediation expenses applied against the reserve were $2 in the first quarter of 2020, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the first quarter of 2020, the change in the reserve also reflects an increase of $1 due to the effects of foreign currency translation.
The following description provides details regarding the current status of one reserve, which represents the majority of the Company’s total remediation reserve balance, related to a current Arconic Corporation site.
Massena West, NY—Arconic Corporation has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic Corporation’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2020 and December 31, 2019, the reserve balance associated with this matter was $170 and $171, respectively. Arconic Corporation completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced. The majority of the remaining expenditures related to the project are expected to occur between 2020 and 2022.
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
Reynobond PE—On June 13, 2017, the Grenfell Tower in London, U.K. caught fire resulting in fatalities, injuries, and damage. A French subsidiary of ParentCo, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the facade installer, who then completed and installed the system under the direction of the general contractor. Neither ParentCo nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metropolitan Police Service (the “Police”), a Public Inquiry by the British government, and a consumer protection inquiry by a French public authority. The Public Inquiry was announced by the U.K. Prime Minister on June 15, 2017 and subsequently was authorized to examine the circumstances leading up to and surrounding the Grenfell Tower fire in order to make findings of fact and recommendations to the U.K. Government on matters such as the design, construction, and modification of the building, the role of relevant public authorities and contractors, the implications of the fire for the adequacy and enforcement of relevant regulations, arrangements in place for handling emergencies, and the handling of concerns from residents, among other things. Hearings for Phase 1 of the Public Inquiry began on May 21, 2018 and concluded on December 12, 2018. Phase 2 hearings of the Public Inquiry began in early 2020, following which a final report will be written and subsequently published. AAP SAS is participating as a Core Participant in the Public Inquiry and is also cooperating with the ongoing parallel investigation by the Police. ParentCo no longer sells the PE product for architectural use on buildings. Given the preliminary nature of these investigations and the uncertainty of potential future litigation, ParentCo cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On January 23, 2020, the Court ordered that the parties complete discovery relating to forum non conveniens by March 16, 2020, but has since permitted discovery to extend past that deadline and cancelled the oral argument scheduled for May 7, 2020 to allow for ongoing discovery. Given the preliminary nature of this matter and the uncertainty of litigation, the ParentCo Defendants cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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

O.	Subsequent Events
Management evaluated all activity of Arconic Corporation and concluded that no subsequent events have occurred that would require recognition in the Combined Financial Statements or disclosure in the Notes to the Combined Financial Statements, except as described below.
On April 1, 2020, ParentCo completed its separation into two standalone, publicly-traded companies (see Note A).
On April 2, 2020, Arconic Corporation borrowed $500 under its revolving credit facility (see Note L).
On April 8, 2020, Arconic Corporation initiated a series of actions to mitigate the impacts of the COVID-19 pandemic on the Company (see Note A).
On May 13, 2020, Arconic Corporation executed a refinancing of certain of its existing financing arrangements (see Note L).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions; shipments in thousands of metric tons [kmt])
References to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc.), and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
The Separation
On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Corporation, will include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, will continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
The Separation was subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see below); receipt of an opinion of legal counsel (received on March 31, 2020) regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 335 and 368(a)(1)(D) of the U.S. Internal Revenue Code (i.e., a transaction that is generally tax-free for U.S. federal income tax purposes); and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on February 13, 2020 (effectiveness was declared by the SEC on February 13, 2020).
On February 5, 2020, ParentCo's Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common shareholders will receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common shareholders will receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic Corporation and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identifies the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and provides for when and how these transfers and assumptions will occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of approximately $730 to ParentCo by Arconic Corporation from a portion of the aggregate net proceeds of previously executed financing arrangements (see Financing Activities in Liquidity and Capital Resources below). In connection with the Separation, 109,021,376 shares of Arconic Corporation common stock were distributed to ParentCo stockholders. “Regular-way” trading of Arconic Corporation’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic Corporation’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 first quarter and $3 in the 2019 first quarter for such costs, of which $18 and $1, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic Corporation’s Statement of Combined Operations.
Basis of Presentation.   The Combined Financial Statements of Arconic Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to COVID-19. We have made our best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Combined Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
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
The following table reflects the allocations described above:

First quarter ended March 31,	2020	2019
Cost of goods sold(1)	$—	$3
Selling, general administrative, and other expenses(2)	25	24
Research and development expenses	—	5
Provision for depreciation and amortization	1	2
Restructuring and other charges	2	(9)
Interest expense	28	28
Other (income), net	(5)	(8)

_____________________

(1)
For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2)	In the first quarter of 2020, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).

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

Results of Operations
Outlook
Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. As a result of, among other things, uncertainty regarding the COVID-19 pandemic’s duration and its impact on the Company’s customers, suppliers and operations, Arconic Corporation is not currently able to estimate with certainty the specific future impact on its operations or financial results. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers have temporarily suspended operations. Arconic derives approximately 35% of its revenue from ground transportation end markets and 18% from aerospace end markets, including approximately 13% of its revenue from Ford, our largest customer. We cannot predict with certainty the duration of these shutdowns. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
We believe that Arconic’s diverse end markets and geographic composition mitigate a portion of the impact on the Company from any singular area of decline. Furthermore, despite the challenges that we currently face in North America and Europe, we are seeing positive momentum at our Chinese facilities that felt the full brunt of the COVID-19 pandemic in early 2020 and are now back to essentially normal production. Our Russian packaging facility is running at full operations due to strong end market demand. Moreover, our operating footprint benefits from a highly variable cost structure and we are actively managing operations to effectively flex activity to respond to changing automotive and aerospace market conditions.
The safety of Arconic’s employees is our highest priority. We are heightening measures at all of our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible. In response to market conditions we are taking a series of proactive actions to mitigate the impacts of the COVID-19 pandemic on our business, including the following:

•	deferred initiating a dividend on common stock;

•	reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%;

•	reduced salaries for senior-level management by 20% and for all other salaried employees by 10%;

•	restructuring of the salaried workforce, targeting a 10% reduction;

•	idling of various production facilities based on market conditions within the regions where the Company operates;

•
decreased production and operating with a reduced labor force through shortened work weeks, shift reductions, layoffs, and the elimination of temporary workers and contractors at U.S.-based rolling and extrusion facilities;

•	modified schedules, adjusted work hours, lower costs, and delayed raises at all rolling mill facilities in Europe, China and Russia;

•	suspended the 401K match program for U.S. salaried employees; and

•	reducing capital expenditures by approximately $50, or approximately 30%.
While the foregoing measures are anticipated to result in cost savings of approximately $150 on an annualized run-rate basis, plus the additional $50 for capital expenditure reductions, there can be no assurance that we will achieve the targeted levels of cost savings in connection with the measures described above or any other measures taken to date, or that these measures will be sufficient to offset revenue declines. Further disruptions and uncertainties related to the COVID-19 pandemic could require us to take additional cost-saving actions, make additional modifications to our strategic plans and/or implement other cost-savings initiatives. The cost-savings measures taken to date, and any cost-cutting measures we may need to take in the future, could have a material and adverse effect on our business, results of operations and financial condition.
While we are continuing to evaluate the impact of this global event, our liquidity and financial position remains strong despite the COVID-19 pandemic’s impact to our business. Our business is flexible and our cash requirements are countercyclical. We expect working capital will be a source of cash in the near term, and together with the benefit of the recent management actions to reduce costs, we believe we have adequate liquidity to operate the Company over the next twelve months.
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on numerous factors beyond the Company’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability of vaccines or other medical remedies and preventive measures; the location of facilities; and

determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Arconic Corporation is continuing to evaluate the impact this global event may have on its future results of operations, cash flows, financial position.
Earnings Summary:
Net income.   Net income was $60 in the first quarter of 2020 compared to $41 in the first quarter of 2019. The increase in results of $19 was mainly driven by net cost savings, favorable aluminum prices, and a gain on the sale of an extrusions plant. These favorable impacts were partially offset by lower volumes driven by COVID-19 and 737 MAX production declines and an allocation of costs related to the Separation Transaction.
Sales.   Sales decreased $230, or 12%, in the first quarter of 2020 compared to the first quarter of 2019. The decline was principally due to disruptions in the automotive, commercial transportation and aerospace end markets driven by COVID-19 and 737 MAX aircraft production declines; lower aluminum prices; and the absence of sales ($34 combined) as a result of the divestitures of an aluminum rolling mill in Itapissuma, Brazil (February 2020) and an extrusions plant in South Korea (March 2020). These negative impacts were somewhat offset by volume growth in the industrial end market.
Cost of goods sold (COGS).   COGS was $1,327, or 82.4% of Sales, in the first quarter of 2020 compared with $1,596, or 86.7% of Sales, in the first quarter of 2019. The percentage was positively impacted by net cost savings and a favorable change in LIFO inventory accounting ($16-see below), partially offset by lower volumes.
The positive change in LIFO inventory accounting was mostly related to a greater decrease in the price of aluminum at first quarter of 2020 indexed to December 31, 2019 compared to a decrease in the price of aluminum at first quarter of 2019 indexed to December 31, 2018.
In preparation for the Separation Transaction, effective January 1, 2020, certain U.S. pension and other postretirement defined benefit plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation (the “U.S. Shared Plans”) and Howmet Aerospace. Accordingly, in 2020, the Company will recognize the related expense of the U.S. Shared Plans in accordance with defined benefit plan accounting, under which expense is split between operating income (service cost) and nonoperating income (nonservice cost). Total combined net periodic benefit cost of the U.S. Shared Plans in 2020 is estimated to be approximately $100, of which approximately $25 is service cost. The nonservice cost will be recognized in Other expenses (income), net and the service cost will be recognized in COGS.
In the Company’s historical Combined Financial Statements prior to January 1, 2020, Arconic Corporation recognized its portion of the expense of these ParentCo-sponsored U.S. benefit plans in accordance with multiemployer plan accounting, under which expense is recorded entirely in operating income. In the first quarter of 2019, the Company recognized $20 in COGS for these ParentCo-sponsored U.S. benefit plans.
Selling, general administrative, and other expenses (SG&A).   SG&A expenses decreased $6, or 7%, in the first quarter of 2020 compared with the first quarter of 2019. The decrease was attributable to a lower allocation (decrease of $16) of ParentCo's corporate overhead (excluding costs for the Separation) and the absence of certain employee retirement benefit expenses ($7) in conjunction with the new standalone U.S. pension and other postretirement benefit plans that became effective January 1, 2020 (see COGS above). These positive impacts were partially offset by a higher allocation (increase of $17) of costs incurred for the Separation (see Cost Allocations under The Separation above). SG&A as a percentage of Sales increased from 4.7% in the first quarter of 2019 to 5.0% in the first quarter of 2020.
In 2020, the Company recognized no expense in SG&A related to U.S. pension and other postretirement employee defined benefit plans compared to $7 recognized in the first quarter of 2019 (see COGS above).
Research and development expenses (R&D).   R&D expenses decreased $3 in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by a lower allocation (decrease of $5) of ParentCo's expenses, which was caused by the consolidation of ParentCo’s primary R&D facility in conjunction with cost reduction efforts in 2019.
Restructuring and other charges.   Restructuring and other charges in the first quarter of 2020 was a net benefit of $19, comprised of the following components: a $31 gain on the sale of an extrusions plant in South Korea, a $6 loss on sale of an aluminum rolling mill in Brazil; and a $6 net charge for other items.
Restructuring and other charges in the first quarter of 2019 was a net charge of $2, comprised of the following components: an $11 charge for layoff costs, including the separation of approximately 155 employees (all within the Rolled

Products and Building and Construction Systems segments); and a $9 net benefit for an allocation of ParentCo's corporate restructuring activity (see Cost Allocations under The Separation above).
See Note E to the Combined Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense increased $7, or 25%, in the first quarter of 2020 compared with the first quarter of 2019. The increase was principally related to the $1,200 in third-party indebtedness incurred in the first quarter of 2020 associated with the Separation.
Other expenses (income), net.   Other expenses, net was $26 in the first quarter of 2020 compared to Other income, net of $14 in the first quarter of 2019. The unfavorable change of $40 was mainly the result of net unfavorable foreign currency movements ($27), as well as the non-service cost of combined net periodic benefit cost ($21) recognized in the first quarter of 2020 in conjunction with the new standalone U.S. pension and other postretirement benefit plans that became effective January 1, 2020 (see Cost of goods sold above).
Provision for income taxes.   The effective tax rate, including discrete items, was 34.1% in the first quarter of 2020 and 37.9% in the first quarter of 2019. See Note H to the Combined Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Segment Information
Rolled Products

	First quarter ended March 31,
	2020	2019
Third-party sales*	$1,222	$1,411
Intersegment sales	7	7
Total sales	$1,229	$1,418
Segment operating profit	$125	$91
Third-party aluminum shipments (kmt)*	319	333

__________________

*
In the first quarter of 2020 and 2019, third-party sales included $21 and $35, respectively, and third-party aluminum shipments included 19 kmt and 16 kmt, respectively, related to sales to ParentCo's Howmet Aerospace Businesses. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation's Statement of Combined Operations.

Third-party sales for the Rolled Products segment decreased $189, or 13%, in the first quarter of 2020 compared to the first quarter of 2019. The decline was primarily due to lower volumes in the automotive, commercial transportation, and aerospace end markets driven by COVID-19 and 737 MAX production declines, lower aluminum prices (see below), and a decrease in sales of $29 from the divestiture of an aluminum rolling mill in Itapissuma, Brazil (February 2020). These negative impacts were partially offset by higher volumes in the industrial products end market.
Segment operating profit for this segment increased $34 in the first quarter of 2020 compared with the first quarter of 2019. The improvement was largely attributable to net cost savings and favorable aluminum price impacts (see below), partially offset by the previously mentioned lower volumes.
Changes in aluminum prices in the first quarter of 2020 compared to the first quarter of 2019 negatively impacted Third-party sales by approximately $43 and positively impacted Segment operating profit by approximately $24. Metal price is a pass-through to this segment's customers with limited exception (e.g., fixed-priced contracts, certain regional premiums). On average, the price of aluminum on the London Metal Exchange declined approximately 9% in the first quarter of 2020 compared with the first quarter of 2019.

Extrusions

	First quarter ended March 31,
	2020	2019
Third-party sales*	$133	$149
Segment operating profit	$6	$(4)
Third-party aluminum shipments (kmt)*	14	16

__________________

*
In the first quarter of 2020 and 2019, third-party sales included $14 and $17, respectively, and third-party aluminum shipments included 2 kmt (both periods) related to sales to ParentCo's Howmet Aerospace Businesses. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation's Statement of Combined Operations.

Third-party sales for the Extrusions segment decreased $16, or 11%, in the first quarter of 2020 compared to the first quarter of 2019. The decline was principally the result of lower volumes in the automotive and aerospace end markets driven by COVID-19 and 737 MAX production declines and a decrease in sales of $5 from the divestiture of an extrusions plant in South Korea (March 2020), partially offset by favorable product pricing and mix.
Segment operating profit for this segment increased $10 in the first quarter of 2020 compared to the first quarter of 2019. The increase was largely driven by net cost savings and favorable product pricing, partly offset by the previously mentioned lower volumes.
Building and Construction Systems

	First quarter ended March 31,
	2020	2019
Third-party sales	$256	$281
Segment operating profit	$28	$22
Third-party sales for the Building and Construction Systems segment decreased $25, or 9%, in the first quarter of 2020 compared to first quarter of 2019. The decline was mainly due to the rationalization of a product line, the shutdown of a small service center, lower volumes due to COVID-19 production declines, unfavorable foreign currency movements, and unfavorable aluminum pricing (see below).
Segment operating profit for this segment increased $6 in the first quarter of 2020 compared with the first quarter of 2019, due to net cost savings, partly offset by lower volumes.
Changes in aluminum prices in the first quarter of 2020 compared to the first quarter of 2019 negatively impacted Third-party sales by approximately $2 with no impact on Segment operating profit. A limited amount of this segment's product sales is directly impacted by metal pricing, which is a pass-through to the related customers. On average, the price of aluminum on the London Metal Exchange declined approximately 9% in the first quarter of 2020 compared with the first quarter of 2019.
Reconciliation of Total Segment Operating Profit to Combined Income before Income Taxes

First quarter ended March 31,	2020	2019
Total segment operating profit	159	109
Unallocated amounts:
Cost allocations(1)	(26)	(34)
Restructuring and other charges(2)	19	(2)
Other	—	7
Combined operating income	152	80
Interest expense(2)	(35)	(28)
Other (expenses) income, net(2)	(26)	14
Combined income before income taxes	91	66
\

__________________

(1)
Cost allocations are composed of an allocation of ParentCo's general administrative and other expenses related to operating its corporate headquarters and other global administrative facilities, as well as an allocation of ParentCo's research and development expenses associated with its corporate technical center (see Cost Allocations under The Separation above).

(2)	See same titled sections under Earnings Summary in Results of Operations above for a description of notable changes.

Environmental Matters

See Environmental Matters in Note N to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Operating Activities
Cash used for operations was $295 in the first quarter of 2020 compared with $11 in the first quarter of 2019. In the first quarter of 2020, cash used for operations was comprised of an unfavorable change in working capital of $429 (see below) and pension contributions of $32, somewhat offset by a positive add-back for non-cash transactions in earnings of $95 and net income of $60. In the first quarter of 2019, cash used for operations was comprised of an unfavorable change in working capital of $133 (see below), mostly offset by a positive add-back for non-cash transactions in earnings of $79 and net income of $41.
In the first quarter of 2020, working capital was significantly impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to the first quarter of 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program. Accordingly, sales of such receivables were reflected as a component of Parent Company net investment on Arconic Corporation’s Combined Balance Sheet as Arconic Corporation no longer had the right to collect and receive cash from the related customers. In the first quarter of 2020, Arconic Corporation retains the right to collect and receive cash from its customers since none of the Company’s receivables were sold to ParentCo. As a result, sales transactions for which cash had not yet been collected from the customers were appropriately reflected as customer receivables on Arconic Corporation’s Combined Balance Sheet as of March 31, 2020. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in the first quarter of 2019, the previously mentioned unfavorable change in working capital of $133 would have increased by $377. See Cash Management in Note A to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $1,374 in the first quarter of 2020 compared with $14 in the first quarter of 2019. The source of cash in the first quarter of 2020 was due to $1,158 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see below) and $216 in net cash funding provided by ParentCo. The source of cash in the first quarter of 2019 was due to net cash funding provided by ParentCo.
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. The Company used a portion of the net proceeds from the aggregate indebtedness to make a payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation (see The Separation above). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500 and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company's Combined Balance Sheet as of March 31, 2020). Descriptions of this aggregate indebtedness are set forth below.
144A Debt—On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2020. The net proceeds from the 2028 Notes were held in escrow until the satisfaction of the escrow release conditions, including the substantially concurrent completion of the Separation. Accordingly, the $593 of escrowed cash was included in Restricted cash on the Company’s Combined Balance Sheet at March 31, 2020.

Arconic Corporation has the option to redeem the 2028 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2028 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after February 14, 2023 at a redemption price specified in the indenture (up to 103.063% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to February 15, 2023, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.063% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through February 15, 2023, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to February 15, 2023, Arconic Corporation may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.125% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2028 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus any accrued and unpaid interest on the 2028 Notes repurchased.
The 2028 Notes are senior secured obligations of Arconic Corporation and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2028 Notes. The 2028 Notes are guaranteed on a senior secured basis by Arconic Corporation and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic Corporation, the “guarantors”) under the Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2028 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Credit Agreement.
The 2028 Notes indenture includes several customary affirmative covenants. Additionally, the 2028 Notes indenture contains several negative covenants, that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) make investments, loans, advances, guarantees, and acquisitions, (ii) pay dividends on or make other distributions in respect of capital stock and make other restricted payments and investments (as defined in the 2028 Notes), (iii) sell or transfer certain assets, and (iv) create liens on assets to secure debt.
The 2028 Notes rank equally in right of payment with all of Arconic Corporation’s existing and future senior indebtedness, including the facilities under the Credit Agreement (see below); rank senior in right of payment to any future subordinated obligations of Arconic Corporation; and are effectively subordinated to Arconic Corporation’s existing and future secured indebtedness that is secured on a first priority basis, including the facilities under the Credit Agreement, to the extent of the value of property and assets securing such indebtedness.
Credit Agreement—On March 25, 2020, Arconic Corporation entered into a credit agreement, which provides a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”) (see Refinancing below). The Company received $575 in net proceeds from Term Loan B reflecting upfront fees and costs to enter into the financing arrangement. These upfront fees and costs, as well as other costs to complete the financing, were deferred and are being amortized to interest expense over the term of Term Loan B.
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
The Credit Agreement includes financial covenants requiring the maintenance of a Consolidated Total Leverage Ratio and a Consolidated Interest Coverage Ratio, as defined in the Credit Agreement. The Consolidated Total Leverage Ratio is the ratio of Consolidated Debt to Consolidated EBITDA for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not exceed a ratio of 2.50 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending on June 30, 2020 through and including the fiscal quarter ending on March 31, 2021, and 2.25 to 1.00 for each fiscal quarter thereafter. The Consolidated

Interest Coverage Ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense for the trailing four fiscal quarters, as defined in the Credit Agreement, and may not fall below a ratio of 3.00 to 1.00 for any fiscal quarter during the term of the Credit Agreement, commencing with the fiscal quarter ending on June 30, 2020. In addition, the Credit Agreement requires pro forma compliance with these financial covenants at each instance of borrowing under the Credit Facility, which may limit the Company’s ability to draw the full amount of the Credit Facility.
On April 2, 2020, Arconic Corporation borrowed $500 under the Credit Facility (see Refinancing below). This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak (see Outlook above).
Refinancing
In order to provide improved financial flexibility, Arconic Corporation executed a refinancing of its existing Credit Agreement. Arconic Corporation used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement. Descriptions of the new aggregate indebtedness are set forth below.
144A Debt—On May 13, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.000% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2025 Notes. Interest on the 2025 Notes will be paid semi-annually in May and November, commencing November 15, 2020.
Arconic Corporation has the option to redeem the 2025 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2025 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 14, 2022 at a redemption price specified in the indenture (up to 103.000% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to May 15, 2022, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.000% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through May 15, 2022, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to May 15, 2022, Arconic Corporation may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.000% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2025 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus any accrued and unpaid interest on the 2025 Notes repurchased.
The 2025 Notes are senior secured obligations of Arconic Corporation and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2025 Notes. The 2025 Notes are guaranteed on a senior secured basis by Arconic Corporation and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic Corporation, the “guarantors”) under the ABL Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2025 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the ABL Credit Agreement.
The 2025 Notes indenture includes several customary affirmative covenants. Additionally, the 2025 Notes indenture contains several negative covenants, that, subject to certain exceptions, limit the Company’s ability to, among other things, (i) pay dividends on or make other distributions in respect of capital stock and make other restricted payments and investments (as defined in the 2025 Notes), (ii) sell or transfer certain assets, (iii) incur indebtedness, and (iv) create liens on assets to secure debt.
The 2025 Notes are secured on a first priority basis by certain defined collateral (generally consisting of the Company’s and the Guarantors’ equipment, material owned U.S. real property, intellectual property, certain stock, and other tangible and intangible personal property, in each case, subject to certain exceptions) and on a second priority basis by certain other assets

(generally consisting of substantially all of the accounts receivable, inventory, deposit accounts, securities accounts, commodities accounts, and cash assets of the Company and the Guarantors, and the proceeds thereof).
ABL Credit Agreement—Also on May 13, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800, including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350. Availability under the ABL Credit Facility is subject to a borrowing base calculation, generally based upon a set percentage of eligible accounts receivable and inventory, less customary reserves (provided that for a period ending on the earlier of (a) the date of receipt by the administrative agent of the initial inventory appraisal and field examination and (b) 90 days following the date of entry into the ABL Credit Facility, the borrowing base will be deemed to be equal to $500).
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic Corporation will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic Corporation’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of May 15, 2020.
The ABL Credit Facility is subject to an interest rate for U.S. dollar borrowings equal to an applicable margin plus, at the Company’s option, of either (a) base rate (“ABR”) determined by reference to the highest of (1) Deutsche Bank AG New York Branch’s “prime rate,” (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBO Rate, plus 1% per annum or (b) an adjusted LIBO Rate (which will not be less than 0.75% per annum) (“LIBOR”). The applicable margin for the ABL Credit Facility through June 30, 2021 is (a) 1.25% for ABR loans and (b) 2.25% for LIBOR loans. Thereafter, the applicable margin for the ABL Credit Facility will be (a) 0.75% to 1.25% per annum for ABR loans and (b) 1.75% per annum to 2.25% per annum for LIBOR loans based on the average daily excess availability (as defined under the ABL Credit Agreement). Accordingly, the interest rates for the ABL Credit Facility will fluctuate based on changes in the ABR, LIBOR, and/or future changes in the average daily excess availability.
All obligations under the ABL Credit Facility are unconditionally guaranteed, jointly and severally, by substantially all of the direct and indirect wholly-owned material subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia, subject to certain exceptions (collectively, the “Guarantors”). The Company and the Guarantors entered into a guarantee under the ABL Credit Agreement concurrently with the effectiveness of the ABL Credit Agreement.
Subject to certain limitations, the ABL Credit Facility is secured on a first priority basis by certain defined collateral (generally consisting of substantially all of the accounts receivable, inventory, deposit accounts, securities accounts, commodities accounts, and cash assets of the Company and the Guarantors, and the proceeds thereof) and on a second-priority basis by certain defined collateral under the 2025 Notes (generally consisting of the Company and the Guarantors’ equipment, material owned U.S. real property, intellectual property, certain stock, and other tangible and intangible personal property, in each case, subject to exceptions as defined in the 2025 Notes). The Company and the Guarantors entered into collateral agreements concurrently with the effectiveness of the ABL Credit Agreement.
The ABL Credit Facility contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company’s and its subsidiaries’ equity interests, to engage in transactions with affiliates and to amend certain material documents.
In addition, the ABL Credit Facility contains a financial maintenance covenant applicable to any fiscal quarter in which the excess availability is less than the greater of (a) 10% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base and (b) $50. In such circumstances, until such time as excess availability shall have exceeded such threshold for at least 30 consecutive days, we would be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. The ABL Credit Facility also requires the Company and its subsidiaries to maintain substantially all of the Company’s cash in accounts that are subject to the control of the agent, which control becomes applicable when (a) an event of default under the facility occurs and is continuing until the first day thereafter on which no event of default shall exist or (b) excess availability is less than the greater of (i) 12.5% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base or (ii) $62.5 for five consecutive business days until the first day thereafter on which excess availability shall have exceeded such threshold for at least 30 consecutive days.
The ABL Credit Facility contains customary events of default, including with respect to a failure to make payments thereunder, cross-default and cross-acceleration, certain bankruptcy and insolvency events and customary change of control events.
Investing Activities
Cash provided from investing activities was $78 in the first quarter of 2020 compared with cash used for investing activities of $38 in the first quarter of 2019. The source of cash in the first quarter of 2020 was due to $101 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil, slightly offset by $23 in capital expenditures. The use of cash in the first quarter of 2019 was due to capital expenditures of $42, slightly offset by $4 in proceeds received from an asset sale.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not material.

Item 4. Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Information regarding reportable legal proceedings is contained in Note N to the Combined Financial Statements in Part I Item 1 of this Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors.
The following disclosure modifies the description of risks and uncertainties previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect Arconic Corporation’s business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impair the Company’s business or financial results.
Our business, results of operations, financial condition and/or cash flows could be materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.
Any outbreaks of contagious diseases, public health epidemics or pandemics or other adverse public health developments in countries where we, our employees, customers and suppliers operate could have a material and adverse effect on our business, results of operations, financial condition and/or cash flows. Specifically, the recent novel strain of COVID-19, initially limited to a region in China and now affecting the global community on a pandemic basis, including the United States and Europe, is adversely impacting our operations, and the nature and extent of the impact over time is highly uncertain and beyond our control. The extent to which COVID-19 affects our operations over time will depend on future developments, which are highly uncertain, including the duration of the outbreak, the continued severity of the virus and the extent of actions that have been or may be taken to contain or treat its impact. These actions include, but are not limited to, declarations of states of emergency, shelter-in-place and stay-at-home orders, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, many of which have been implemented across much of the globe, including the United States, and which have negatively affected our business. The longer the duration, the greater impact on our businesses and the heightened risk of a material adverse impact on business, results of operations, financial condition and/or cash flows, as well as on our business strategies and initiatives. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve or during any future resurgence. The scope and timing of any such reinstatements is difficult to predict and may materially affect our operations in the future. We continue to monitor guidelines proposed by federal, state and local governments with respect to the proposed “reopening” measures, which may change over time depending on public health, safety and other considerations.
As a result of COVID-19 and the measures designed to contain its spread, our sales globally, including to customers in the ground transportation and aerospace industries that are impacted by COVID-19, have been and are expected to be negatively impacted as a result of disruption in demand, which over time could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. The COVID-19 pandemic has already subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•
Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we will need to significantly modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. On April 8, 2020, we announced that we would idle or decrease production at certain of our manufacturing facilities. While we have since resumed some of these manufacturing operations, future shutdowns will be dependent on facts and circumstances as they unfold, including based on the restrictions and limitations noted above. Furthermore, additional shutdowns, which are not required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. In addition, given these factors and potential further disruptions, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. We may also face challenges in restoring our production levels if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or continue to disrupt demand and limit the capabilities of our suppliers. As a result of COVID-19 and its potential impact on the markets we serve, the possibility exists that a sustained impact to our operations and financial results may require material impairments of our assets including, but not limited to, goodwill, intangible assets, long-lived assets, and right-of-use assets. During the first quarter of 2020, the Company performed a qualitative assessment to evaluate whether it is more likely than not that the fair value of any of its reporting units is less than the respective carrying values, including goodwill of $386 million. As a result of this assessment, the Company concluded that it is not more likely than not that the fair value of any of its reporting units is less than the respective carrying values. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material. While we have already commenced plans to reduce costs, including announcing certain headcount and salary reductions, deferring the initiation of post-separation dividends and reducing the levels of our capital expenditures, we cannot at this time predict with certainty the longer term impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. While the measures we have taken are anticipated to result in cost savings, there can be no assurance that we will achieve the targeted levels of cost savings in connection with the measures described above or any other measures we have taken or may take, or that these measures will be sufficient to offset revenue declines. Further disruptions and uncertainties related to the COVID-19 pandemic and/or the other risks described in this report could require us to take additional cost-saving actions, make additional modifications to our strategic plans and/or implement other cost-savings initiatives.

•
Customer and supplier risks: We have limited visibility into future demand given the disruptions resulting from COVID19. Several of our customers, including our significant ground transportation and aerospace customers, have temporarily suspended operations or taken cost-cutting actions, including Arconic Corporation’s largest customer, Ford, which suspended its North American operations beginning on March 19, 2020. It is not possible to predict with certainty when such operations, or parts thereof, may be restarted. In addition, even if restarted, such operations may need to be suspended again on one or more occasions. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations were to be impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows. The duration of the current disruptions to our customers and to our supply chain, and related financial impact to us, is uncertain. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

•
Market risks: The current financial market dynamics and volatility pose heightened risks to our financial position. For example, dramatically lowered interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as our pension obligations. In addition, extreme volatility in financial and commodities markets has had and may continue to have adverse impacts on other asset valuations, such as the value of the investment portfolios supporting our pension obligations. Our long-term liabilities are sensitive to numerous factors and assumptions that can move in offsetting directions and should be considered as of the time of a relevant measurement event.

•
Liquidity and credit risks: In connection with the issuance of $700 million aggregate principal amount of 6.000% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”), we terminated our revolving credit facility, repaid in full the obligations outstanding under our senior secured first-lien term loan facility, and entered into a new ABL Credit Agreement providing for an $800 million asset-based revolving credit facility. Availability under the ABL Credit Agreement is based on a borrowing base calculation. Initially, until completion of an initial inventory appraisal and field examination, availability will be based on a deemed borrowing base of $500 million for a period not expected to exceed 90 days after entry into the facility. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under the ABL Credit Agreement, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the springing financial maintenance covenant included in the ABL Credit Facility to the extent such covenant becomes applicable, including as a result of potential increases in our net debt or future reductions in our EBITDA. There can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors, including overall market conditions. Future downgrades could further adversely affect our cost of funding and related margins, liquidity, competitive position and access to capital markets, and have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain of our indebtedness, which could adversely affect our business, financial position, results of operations and/or cash flows. Although the U.S. federal and other governments have announced a number of funding programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.

•
Employees: We may face risks associated with the actions we have taken in connection with the outbreak, including those associated with workforce reductions, the safety and welfare of our employees and the reduction of capital expenditures. For example, we may experience difficulties associated with hiring additional employees or replacing employees following the COVID-19 pandemic, in particular with respect to specialized roles.

Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs.

•
Air travel: In particular, the interruption of regional and international air travel from COVID-19 has resulted in a significant decrease in business and leisure traffic and is having a material adverse effect on our air transportation customers, the viability of their businesses, and their demand for our services and products. Many countries have shut down their airspace and a large number of airlines have grounded a significant portion of their fleet. Changes in passenger air travel trends arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.

The COVID-19 pandemic may also exacerbate other risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business operations, financial performance, results of operations and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial condition and/or cash flows.
We have significant debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
On February 7, 2020, we completed an offering of $600 million principal amount of 6.125% Senior Secured Second Lien Notes due 2028. Additionally, on March 25, 2020, we entered into the Credit Agreement, which provided a $600 million Term Loan and a $1.0 billion Credit Facility. A portion of the aggregate net proceeds of such financings was used to distribute cash to ParentCo. In addition, on April 2, 2020, the Company borrowed $500 million under the Credit Facility to bolster its liquidity and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 outbreak.
On May 13, 2020, we completed an offering of $700 million principal amount of 6.000% Senior Secured First-Lien Notes due 2025. Also on May 13, 2020, we entered into the ABL Credit Agreement, which provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 million, including a letter of credit sub-facility and a swingline loan sub-facility. In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350 million. We used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600 million) and Credit Facility ($500 million) and to terminate in full the commitments under the Credit Agreement. We may also incur additional indebtedness in the future, including by drawing under the ABL Credit Facility.
The significant amount of debt we have incurred and may incur in the future may have important consequences to us, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future downgrade of our credit ratings or the credit ratings of debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund our capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt;

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities; and

•	inhibit our ability to refinance our indebtedness on terms acceptable to us or at all.
Subject to the restrictions in the indenture governing the 2025 Notes, the indenture governing the 2028 Notes and the ABL Credit Agreement, we, including our subsidiaries, have the ability to incur significant additional indebtedness. Although the terms of the 2025 Notes indenture, the 2028 Notes indenture and the ABL Credit Facility include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Adding new debt to our current debt levels could intensify the related risks that we and our subsidiaries face now or may face in the future.

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
Our indebtedness restricts our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.
The terms of the 2025 Notes indenture, the 2028 Notes indenture and the ABL Credit Agreement include a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the ABL Credit Facility contains a financial maintenance covenant applicable when the excess availability is less than the greater of (a) 10% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base and (b) $50.0 million. In such circumstances, we would be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. Our availability under the ABL Credit Facility could be impacted by a number of factors, including but not limited to any impact by disruptions to our operations and financial performance.
The ABL Credit Facility also provides for “springing control” over the cash in our deposit accounts constituting ABL priority collateral for the ABL Credit Facility, and such cash management arrangements includes a cash sweep at any time that excess availability under the ABL Credit Facility is less than the greater of (x) 12.5% of the lesser of the borrowing base and the aggregate amount of the commitments under the ABL Credit Facility at such time and (y) $62.5 million for five consecutive business days. Such cash sweep, if in effect, will cause all our available cash in deposit accounts subject to such “springing control” to be applied to outstanding borrowings under our ABL Credit Facility. If we satisfy the conditions to borrowings under the ABL Credit Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Credit Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Credit Facility, and we may not have sufficient cash to satisfy our working capital and other operational needs.
Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other opportunities. The breach of any of these covenants or restrictions could result in a default under the 2025 Notes indenture, the 2028 Notes indenture or the ABL Credit Agreement.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the 2025 Notes indenture, the 2028 Notes indenture and the ABL Credit Agreement, we may not be able to incur additional indebtedness and the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay our outstanding indebtedness if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness. In addition, any event of default under or declaration of acceleration under one debt instrument also could result in an event of default under one or more of the agreements governing our other indebtedness.

Item 6. Exhibits.

2.1
Separation and Distribution Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.2
Tax Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.3(a)
Employee Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.3(b)
First Amendment to Employee Matters Agreement, dated as of April 10, 2020, by and between Howmet Aerospace Inc. and Arconic Corporation, incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 10, 2020

2.4
Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.5
Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc., incorporated by reference to exhibit 2.5 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.6
Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc., incorporated by reference to exhibit 2.6 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.7
Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.7 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.8
Master Agreement for Product Supply, dated as of March 31, 2020, by and between Arconic Massena LLC, Arconic Lafayette LLC, Arconic Davenport LLC and Arconic Inc., incorporated by reference to exhibit 2.8 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.9
Metal Supply & Tolling Agreement by and between Arconic-Köfém Mill Products Hungary Kft and Arconic-Köfém Kft, dated January 1, 2020, incorporated by reference to exhibit 2.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.10
Use Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020, incorporated by reference to exhibit 2.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.11
Land Use Right Agreement by and between Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság and Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság, dated January 6, 2020, incorporated by reference to exhibit 2.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.12
Service Level Agreement for Central Engineering and Maintenance by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 1, 2020, incorporated by reference to exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.13
Service Level Agreement for Energy, Steam and Water by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 31, 2020, incorporated by reference to exhibit 2.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.14
Land Use Right Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020, incorporated by reference to exhibit 2.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

2.15
Second Supplemental Tax and Project Certificate and Agreement, dated as of March 31, 2020, by and among Arconic Inc., Arconic Davenport LLC and Arconic Rolled Products Corporation, incorporated by reference to exhibit 2.9 to the Company's Current Report on Form 8-K filed on April 3, 2020

2.16
Lease and Property Management Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Massena LLC, incorporated by reference to exhibit 2.10 to the Company's Current Report on Form 8-K filed on April 3, 2020

3.1(a)
First Amendment to the Certificate of Incorporation of Arconic Rolled Products Corporation, incorporated by reference to exhibit 3.1(a) to the Company's Current Report on Form 8-K filed on April 3, 2020

3.1(b)	Amended and Restated Certificate of Incorporation of Arconic Corporation, incorporated by reference to exhibit 3.1(b) to the Company's Current Report on Form 8-K filed on April 3, 2020

3.2	Amended and Restated Bylaws of Arconic Corporation, incorporated by reference to exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 3, 2020
4.1
Indenture, among Arconic Rolled Products Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, U.S. Bank National Association, as collateral agent, and U.S. Bank National Association, as registrar, paying agent and authenticating agent, dated February 7, 2020, incorporated by reference to exhibit 10.14 to Amendment No. 2 to the Company’s registration statement on Form 10 filed on February 7, 2020

4.2
Supplemental Indenture, dated as of March 30, 2020, among each undersigned subsidiary of the Issuer, U.S. Bank National Association, as trustee and U.S. Bank National Association, as second priority collateral agent, authenticating agent, registrar and paying agent, incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 3, 2020

10.1(a)	Arconic Corporation 2020 Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.1(b)
Terms and Conditions for Restricted Share Units for Annual Director Awards, under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020, incorporated by reference to exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 10, 2020

10.1(c)
Terms and Conditions for Deferred Fee Restricted Share Units for Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020, incorporated by reference to exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 10, 2020

10.1(d)
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2020

10.1(e)
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2020

10.2	Arconic Corporation 2020 Annual Cash Incentive Plan, incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.3	Arconic Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s registration statement on Form 10 filed on February 7, 2020
10.4	Arconic Corporation Excess Plan C, incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s registration statement on Form 10 filed on February 7, 2020
10.5	Arconic Corporation Change in Control Severance Plan, incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.6	Arconic Corporation Executive Severance Plan, incorporated by reference to exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.7	Arconic Corporation Legal Fee Reimbursement Plan, incorporated by reference to exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.8	Arconic Corporation Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.9	Arconic Corporation Non-Employee Director Compensation Policy, incorporated by reference to exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 3, 2020
10.10(a)
Employment Letter Agreement between Arconic Inc. and Timothy D. Myers, dated as of January 13, 2020, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form 10 filed on January 22, 2020

10.10(b)
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Timothy D. Myers, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2020

10.11(a)
Employment Letter Agreement between Arconic Inc. and Erick R. Asmussen, dated as of January 29, 2020, incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s registration statement on Form 10 filed on February 7, 2020

10.11(b)
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Erick Asmussen, incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 10, 2020

10.12(a)
Employment Letter Agreement between Arconic Inc. and Diana C. Toman, dated as of January 28, 2020, incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s registration statement on Form 10 filed on February 7, 2020

10.12(b)
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Diana Toman, incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 10, 2020

10.13
Credit Agreement, dated as of March 25, 2020, by and among the Company, the designated borrowers from time to time party thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2020

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Corporation

May 18, 2020	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 18, 2020	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)