Form 10-Q
period 2020-06-30
Arconic Corp
filed 2020-08-04
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 3, 2020, there were 109,069,013 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic Corporation’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts relating to the aerospace, ground transportation, building and construction and other end markets; statements and guidance regarding future financial results, operating performance, working capital, cash flows, liquidity and financial position; statements about cost savings and restructuring programs; statements about Arconic Corporation’s strategies, outlook, business and financial prospects; statements related to costs associated with pension and other postretirement benefit plans; statements regarding projected sources of cash flow; statements regarding potential legal liability; statements regarding the potential impact of the COVID-19 pandemic; and statements regarding actions to mitigate the impact of COVID-19. These statements reflect beliefs and assumptions that are based on Arconic Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic Corporation believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance. Although Arconic Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic Corporation’s control. Such risks and uncertainties include, but are not limited to:
•existing and any future adverse effects in connection with COVID-19, including, among other things, severe restrictions on economic activity as a result of reactions of governmental and other authorities (including shelter-in-place or stay-at-home orders), the impact on global supply and demand, the suspension or reduction of operations by our customers, suppliers and other commercial counterparties, the impact on our liquidity and financial flexibility, actions we may take to mitigate the impact of COVID-19 and the potential for COVID-19 related issues to significantly heighten the other risks customarily associated with our business (including those identified below);
•unfavorable changes in the markets served by Arconic Corporation;
•competition from new product offerings, disruptive technologies, industry consolidation or other developments;
•the loss of key customers or significant changes in the business or financial condition of customers;
•manufacturing difficulties or other issues that impact product performance, quality or safety;

•the inability to meet demand for our product successfully or to mitigate the impact of cancellations of orders or reductions or delays caused by supply chain disruptions;
•the outcome of product liability, product safety, personal injury, property damage, and recall claims and investigations, which can expose Arconic Corporation to substantial costs, liabilities and reputational harm;
•political, economic and regulatory risks relating to Arconic Corporation’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations;
•a material disruption of Arconic Corporation’s operations, particularly at one or more of Arconic Corporation’s manufacturing facilities;
•the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted;
•the impact of potential cyber-attacks and information technology or data security breaches;
•the inability to develop innovative new products or implement technology initiatives successfully;
•challenges to or infringements on Arconic Corporation’s intellectual property rights;
•adverse changes in discount rates or investment returns on pension assets;
•Arconic Corporation’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures;
•our inability to adequately mitigate the impact of increases in the cost of aluminum or volatility in the availability or costs of other raw materials;
•a significant downturn in the business or financial condition of a significant supplier;
•our inability to adequately mitigate the impact of changes in foreign currency exchange rates on costs and results;
•the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental compliance and remediation, which can expose Arconic Corporation to substantial costs and liabilities;
•the expected benefits of the separation;
•a determination by the IRS that the distribution or certain related transactions should be treated as taxable transactions;
•risks associated with indebtedness, including potential restrictions on our operations and the impact of events of default;
•the risk that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the separation, once fully realized, will exceed our estimates; and
•the impact of operating our business separate from ParentCo (as defined herein), which could result in disruption of our ongoing business and diversion of management’s attention from other business concerns and impact our relationships with customers, suppliers, employees and other business counterparties.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales to unrelated parties	$1,165	$1,874	$2,741	$3,663
Sales to related parties (A)	22	49	57	101
Total Sales (C and D)	1,187	1,923	2,798	3,764
Cost of goods sold (exclusive of expenses below)	1,046	1,671	2,373	3,267
Selling, general administrative, and other expenses	55	87	135	173
Research and development expenses	8	11	19	25
Provision for depreciation and amortization	68	64	128	127
Restructuring and other charges (E)	77	38	58	40
Operating (loss) income	(67)	52	85	132
Interest expense	40	29	75	57
Other expenses (income), net (F)	16	10	42	(4)
(Loss) Income before income taxes	(123)	13	(32)	79
(Benefit) Provision for income taxes (H)	(31)	8	—	33
Net (loss) income	(92)	5	(32)	46
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net (loss) income attributable to Arconic Corporation	$(92)	$5	$(32)	$46

Earnings per Share Attributable to Arconic Corporation Common Shareholders (I):
Basic	$(0.84)	$0.04	$(0.29)	$0.42
Diluted	$(0.84)	$0.04	$(0.29)	$0.42

The accompanying notes are an integral part of the consolidated financial statements.
1

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive (Loss) Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Second quarter ended June 30,	2020	2019	2020	2019	2020	2019
Net (loss) income	$(92)	$5	$—	$—	$(92)	$5
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	36	—	—	—	36	—
Foreign currency translation adjustments	5	(43)	—	—	5	(43)
Net change in unrecognized losses on cash flow hedges	(7)	—	—	—	(7)	—
Total Other comprehensive income (loss), net of tax	34	(43)	—	—	34	(43)
Comprehensive loss	$(58)	$(38)	$—	$—	$(58)	$(38)

	Arconic Corporation		Noncontrolling interest		Total
Six months ended June 30,	2020	2019	2020	2019	2020	2019
Net (loss) income	$(32)	$46	$—	$—	$(32)	$46
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	61	—	—	—	61	—
Foreign currency translation adjustments	5	14	—	—	5	14
Net change in unrecognized losses on cash flow hedges	(7)	—	—	—	(7)	—
Total Other comprehensive income, net of tax	59	14	—	—	59	14
Comprehensive income	$27	$60	$—	$—	$27	$60

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$595	$72
Receivables from customers, less allowances of $1 in 2020 and $2 in 2019 (A)	573	384
Other receivables	110	136
Inventories (K)	678	820
Prepaid expenses and other current assets	54	28
Total current assets	2,010	1,440
Properties, plants, and equipment	7,282	7,210
Less: accumulated depreciation and amortization	4,557	4,466
Properties, plants, and equipment, net	2,725	2,744
Goodwill	374	386
Operating lease right-of-use assets (L)	139	125
Deferred income taxes	381	14
Other noncurrent assets	104	32
Total assets	$5,733	$4,741
Liabilities
Current liabilities:
Accounts payable, trade	$683	$1,061
Accrued compensation and retirement costs	126	80
Taxes, including income taxes	35	21
Environmental remediation (O)	92	83
Operating lease liabilities (L)	33	33
Other current liabilities	115	63
Total current liabilities	1,084	1,341
Long-term debt (M)	1,276	250
Accrued pension benefits (G)	1,364	63
Accrued other postretirement benefits (G)	488	1
Environmental remediation (O)	116	125
Operating lease liabilities (L)	109	96
Deferred income taxes	19	87
Other noncurrent liabilities and deferred credits	117	50
Total liabilities	4,573	2,013
Contingencies and commitments (O)
Equity
Arconic Corporation shareholders’ equity:
Parent Company net investment (A)	—	2,419
Common stock	1	—
Additional capital	3,085	—
Accumulated deficit	(92)	—
Accumulated other comprehensive (loss) income (J)	(1,848)	295
Total Arconic Corporation shareholders’ equity	1,146	2,714
Noncontrolling interest	14	14
Total equity	1,160	2,728
Total liabilities and equity	$5,733	$4,741

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(32)	$46
Adjustments to reconcile net (loss) income to cash (used for) provided from operations:
Depreciation and amortization	128	127
Deferred income taxes	55	2
Restructuring and other charges (E)	58	40
Net periodic pension benefit cost (G)	39	3
Stock-based compensation	12	18
Amortization of debt issuance costs (M)	21	—
Other	2	3
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(184)	(111)
Decrease (Increase) in inventories	92	(65)
(Increase) in prepaid expenses and other current assets	(25)	(6)
(Decrease) in accounts payable, trade	(391)	(35)
(Decrease) in accrued expenses	(82)	(13)
Increase (Decrease) in taxes, including income taxes	54	(5)
Pension contributions	(44)	(1)
Decrease in noncurrent assets	21	4
Increase in noncurrent liabilities	11	20
Cash (used for) provided from operations	(265)	27
Financing Activities
Net transfers from former parent company	216	10
Separation payment to former parent company (A)	(728)	—
Additions to debt (original maturities greater than three months) (M)	2,400	—
Debt issuance costs (M)	(57)	—
Payments on debt (original maturities greater than three months) (M)	(1,100)	—
Cash provided from financing activities	731	10
Investing Activities
Capital expenditures	(44)	(82)
Proceeds from the sale of assets and businesses (N)	102	11
Cash provided from (used for) investing activities	58	(71)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(1)
Net change in cash and cash equivalents and restricted cash	523	(35)
Cash and cash equivalents and restricted cash at beginning of year	72	81
Cash and cash equivalents and restricted cash at end of period	$595	$46

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity

Balance at March 31, 2019	$2,502	$—	$—	$—	$307	$12	$2,821
Net income	5	—	—	—	—	—	5
Other comprehensive loss (J)	—	—	—	—	(43)	—	(43)
Change in ParentCo contribution	54	—	—	—	—	—	54
Balance at June 30, 2019	$2,561	$—	$—	$—	$264	$12	$2,837

Balance at March 31, 2020	$3,045	$—	$—	$—	$(1,432)	$13	$1,626
Net loss	—	—	—	(92)	—	—	(92)
Other comprehensive income (J)	—	—	—	—	34	—	34
Separation payment to former parent company (A)	(728)	—	—	—	—	—	(728)
Separation-related adjustments	(2,317)	—	3,081	—	(450)	—	314
Issuance of common stock	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	5	—	—	—	5
Other	—	—	—	—	—	1	1
Balance at June 30, 2020	$—	$1	$3,085	$(92)	$(1,848)	$14	$1,160

Balance at December 31, 2018	$2,415	$—	$—	$—	$250	$12	$2,677
Adoption of accounting standard	73	—	—	—	—	—	73
Net income	46	—	—	—	—	—	46
Other comprehensive income (J)	—	—	—	—	14	—	14
Change in ParentCo contribution	27	—	—	—	—	—	27
Balance at June 30, 2019	$2,561	$—	$—	$—	$264	$12	$2,837

Balance at December 31, 2019	$2,419	$—	$—	$—	$295	$14	$2,728
Net income (loss)	60	—	—	(92)	—	—	(32)
Other comprehensive income (J)	—	—	—	—	59	—	59
Establishment of additional defined benefit plans (G)	349	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	217
Separation payment to former parent company (A)	(728)	—	—	—	—	—	(728)
Separation-related adjustments	(2,317)		3,081	—	(450)	—	314
Issuance of common stock	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	5	—	—	—	5
Balance at June 30, 2020	$—	$1	$3,085	$(92)	$(1,848)	$14	$1,160

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions)
A. The Separation and Basis of Presentation
The interim Consolidated Financial Statements of Arconic Corporation and its subsidiaries (“Arconic Corporation” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.
Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. As a result of, among other things, uncertainty regarding the COVID-19 pandemic’s duration and its impact on the Company’s customers, suppliers and operations, Arconic Corporation is not currently able to estimate with certainty the specific future impact on its operations or financial results. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers have temporarily suspended operations. While many of our customers have resumed operations, the Company is unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns. In 2019, Arconic derived approximately 35% of its revenue from ground transportation end markets and 18% from aerospace end markets, including approximately 13% of its revenue from Ford, our largest customer. We cannot predict with certainty the duration of these or any future shutdowns, or the duration or extent of resumed operations. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition, liquidity, and/or cash flows.
As a result of these developments, Arconic Corporation has implemented several measures to mitigate the impacts of COVID-19 on the Company’s business, results of operations, financial condition, liquidity, and cash flows:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%;
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10%;
•restructuring of the salaried workforce, targeting a 10% reduction;
•idling of various production facilities based on market conditions within the regions where the Company operates;
•decreasing production and operating with a reduced labor force through shortened work weeks, shift reductions, layoffs, and the elimination of temporary workers and contractors at U.S.-based rolling and extrusion facilities;
•implementing a combination of modified schedules, adjusted work hours, lower costs, and/or delayed raises at all rolling mill facilities in Europe, China and Russia;
•suspended the 401K match program for U.S. salaried employees; and
•reducing capital expenditures by approximately $50, or approximately 30%.
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
The Separation.  On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).

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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common shareholders were to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common shareholders were to receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic Corporation and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic Corporation from a portion of the aggregate net proceeds of previously executed financing arrangements (see Note M). In connection with the Separation, 109,021,376 shares of Arconic Corporation common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic Corporation’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic Corporation’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 six-month period and $16 and $19 in the 2019 second quarter and six-month period for such costs, of which $18 in the 2020 six-month period and $9 and $10 in the 2019 second quarter and six-month period, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
Basis of Presentation.   The Consolidated Financial Statements of Arconic Corporation are prepared in conformity with GAAP. In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to COVID-19. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
Principles of Consolidation.   The Consolidated Financial Statements of Arconic Corporation include the accounts of Arconic Corporation and companies in which Arconic Corporation has a controlling interest. Intercompany transactions have been eliminated.
Prior to the Separation Date, Arconic Corporation did not operate as a separate, standalone entity. Arconic Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the accompanying Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic

Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic Corporation. ParentCo’s net investment in these operations was reflected as Parent Company net investment on the accompanying Consolidated Financial Statements. All significant transactions and accounts within Arconic Corporation were eliminated. All significant intercompany transactions between ParentCo and Arconic Corporation were included within Parent Company net investment on the accompanying Consolidated Financial Statements.
Cost Allocations.   The description and information on cost allocations is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.
The Consolidated Financial Statements of Arconic Corporation include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on the accompanying Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic Corporation on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic Corporation was excluded from the accompanying Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic Corporation based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on the accompanying Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold(1)	$—	$4	$—	$7
Selling, general administrative, and other expenses(2)	—	29	25	53
Research and development expenses	—	2	—	7
Provision for depreciation and amortization	—	3	1	5
Restructuring and other charges (E)	—	12	2	3
Interest expense	—	29	28	57
Other expenses (income), net (F)	—	11	(5)	3

_____________________
(1) For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2) In the 2020 six-month period and the 2019 second quarter and six-month period, amount includes an allocation of $18, $9, and $10, respectively, for costs incurred by ParentCo associated with the Separation (see above).
Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.
Nevertheless, the Consolidated Financial Statements of Arconic Corporation may not include all of the actual expenses that would have been incurred and may not reflect Arconic Corporation’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic Corporation and ParentCo, including sales to the Howmet Aerospace Businesses, were presented as related party transactions in these Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on the accompanying Statement of Consolidated Cash Flows as a financing activity and on the accompanying Consolidated Balance Sheet as Parent Company net investment.

Cash management.   The description and information on cash management is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.
Cash was managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic Corporation for any of the periods presented prior to the Separation Date. Only cash amounts specifically attributable to Arconic Corporation were reflected in the accompanying Consolidated Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment on the accompanying Consolidated Balance Sheet and as a financing activity on the accompanying Statement of Consolidated Cash Flows.
ParentCo had an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables was completed through the use of a bankruptcy-remote special-purpose entity, which was a consolidated subsidiary of ParentCo. In connection with this arrangement, in all periods prior to January 1, 2020, certain of Arconic Corporation’s customer receivables were sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment on the accompanying Consolidated Balance Sheet. As of December 31, 2019, the amount of Arconic Corporation’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. Effective January 2, 2020, in preparation for the Separation, ParentCo’s arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses in this program, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic Corporation.
ParentCo participated in several accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provided that, at the vendor’s request, the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo make payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Arconic Corporation’s accounts payable were settled, at the vendor’s request, before the scheduled payment date; these settlements were reflected as a component of Parent Company net investment on the accompanying Consolidated Balance Sheet. As of December 31, 2019, the amount of Arconic Corporation’s accounts payables settled under such arrangements that had yet to be extinguished between ParentCo and third-party intermediaries was $1.
Related Party Transactions. Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on the accompanying Consolidated Financial Statements. Sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $22 and $57 in the 2020 second quarter and six-month period, respectively, and $49 and $101 in the 2019 second quarter and six-month period, respectively. As of June 30, 2020, outstanding receivables from the Howmet Aerospace Businesses were $11 and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.
Goodwill. During the first quarter of 2020, the equity value of Arconic Corporation’s peer group companies, and the overall U.S. stock market declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the ground transportation and aerospace industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, the Company performed a qualitative assessment to evaluate whether it is more likely than not that the fair value of any of its reporting units is less than the respective carrying values. As a result of this assessment, the Company concluded that no further analysis was required and no impairment exists. The Company revisited this assessment in the second quarter of 2020 amid the continued widespread impact of COVID-19 and arrived at the same conclusion. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material.

B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2020, Arconic Corporation adopted changes issued by the Financial Accounting Standards Board (FASB) to credit losses. This guidance added a new impairment model (known as the current expected credit loss (CECL) model), which is based on expected losses rather than incurred losses. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. This guidance will need to be considered in future assessments of credit losses.
Issued
In March 2020, the FASB issued amendments that provide optional guidance to ease the potential burden of reference rate reform on financial reporting. Under the amendments, expedients and exceptions are provided for applying GAAP to contracts, hedging relationships, and other transactions affected by the reform, if certain criteria are met, and apply only to those transactions which reference LIBOR or another reference rate that is expected to be discontinued. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served.

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Ground Transportation	$250	$—	$7	$257
Building and Construction	33	230	—	263
Aerospace	173	—	64	237
Industrial Products and Other	229	—	10	239
Packaging	195	—	—	195
Total end-market revenue	$880	$230	$81	$1,191
2019
Ground Transportation	$635	$—	$31	$666
Building and Construction	53	292	—	345
Aerospace	265	—	79	344
Industrial Products and Other	292	—	35	327
Packaging	241	—	—	241
Total end-market revenue	$1,486	$292	$145	$1,923

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Ground Transportation	$749	$—	$37	$786
Building and Construction	68	486	—	554
Aerospace	398	—	139	537
Industrial Products and Other	514	—	38	552
Packaging	373	—	—	373
Total end-market revenue	$2,102	$486	$214	$2,802
2019
Ground Transportation	$1,286	$—	$62	$1,348
Building and Construction	102	573	—	675
Aerospace	511	—	153	664
Industrial Products and Other	547	—	79	626
Packaging	451	—	—	451
Total end-market revenue	$2,897	$573	$294	$3,764

D. Segment and Related Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Arconic Corporation calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) and Research and development expenses, plus Stock-based compensation expense. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus both Stock-based compensation expense and the Provision for depreciation and amortization. Arconic Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments. Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss.
The operating results of the Company’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Sales:
Third-party sales-unrelated party	$870	$230	$69	$1,169
Third-party sales-related party	10	—	12	22
Intersegment sales	4	—	—	4
Total sales	$884	$230	$81	$1,195
Segment Adjusted EBITDA(1)	$78	$38	$(13)	$103
Provision for depreciation and amortization	$53	$5	$6	$64
2019
Sales:
Third-party sales-unrelated party	$1,451	$292	$131	$1,874
Third-party sales-related party	35	—	14	49
Intersegment sales	9	—	—	9
Total sales	$1,495	$292	$145	$1,932
Segment Adjusted EBITDA(1)	$185	$38	$—	$223
Provision for depreciation and amortization	$46	$5	$8	$59

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Sales:
Third-party sales-unrelated party	$2,071	$486	$188	$2,745
Third-party sales-related party	31	—	26	57
Intersegment sales	11	—	—	11
Total sales	$2,113	$486	$214	$2,813
Segment Adjusted EBITDA(1)	$251	$70	$(1)	$320
Provision for depreciation and amortization	$99	$9	$12	$120
2019
Sales:
Third-party sales-unrelated party	$2,827	$573	$263	$3,663
Third-party sales-related party	70	—	31	101
Intersegment sales	16	—	—	16
Total sales	$2,913	$573	$294	$3,780
Segment Adjusted EBITDA(1)	$325	$65	$3	$393
Provision for depreciation and amortization	$93	$10	$15	$118

The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Arconic Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA(1)	$103	$223	$320	$393
Unallocated amounts:
Corporate expenses(1),(2)	(7)	(12)	(9)	(33)
Stock-based compensation expense	(5)	(12)	(12)	(18)
Provision for depreciation and amortization	(68)	(64)	(128)	(127)
Restructuring and other charges (E)	(77)	(38)	(58)	(40)
Other(1),(3)	(13)	(45)	(28)	(43)
Operating (loss) income	(67)	52	85	132
Interest expense	(40)	(29)	(75)	(57)
Other (expenses) income, net(1) (F)	(16)	(10)	(42)	4
Benefit (Provision) for income taxes	31	(8)	—	(33)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net (loss) income attributable to Arconic Corporation	$(92)	$5	$(32)	$46
________________

(1)In preparation for the Separation, effective January 1, 2020, certain U.S. defined benefit pension and other postretirement plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation and Howmet Aerospace. Additionally, effective April 1, 2020, Arconic Corporation assumed a portion of the obligations associated with certain non-U.S. defined benefit pension plans that included participants related to both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, as well as legacy defined benefit pension plans assigned to the Company as a result of the Separation. As a result, beginning in the first quarter of 2020 for these U.S. plans and in the second quarter of 2020 for these non-U.S. plans, Arconic Corporation applied defined benefit plan accounting resulting in benefit plan expense being recorded in operating income (service cost) and nonoperating income (nonservice cost). In all historical periods prior to these respective timeframes, Arconic Corporation was considered a participating employer in ParentCo’s defined benefit plans and, therefore, applied multiemployer plan accounting resulting in the Company’s share of benefit plan expense being recorded entirely in operating income. Also, Arconic Corporation is the plan sponsor of certain other non-U.S. defined benefit plans that contain participants related only to the Arconic Corporation Businesses and, therefore, the related benefit plan expense was recorded in accordance with defined benefit plan accounting in all periods presented. The following table presents the total benefit plan expense (excluding settlements and curtailments) recorded by Arconic Corporation based on the foregoing in each period presented:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(4)	$(15)	$(8)	$(31)
Building and Construction Systems	—	(2)	(1)	(3)
Extrusions	(2)	(5)	(3)	(9)
Segment total	(6)	(22)	(12)	(43)
Unallocated amounts:
Corporate expenses	—	(4)	—	(8)
Other	—	(2)	1	(4)
Subtotal	—	(6)	1	(12)
Other income (expenses), net	(18)	—	(39)	(1)
Total	$(24)	$(28)	$(50)	$(56)

(2)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. Amounts presented for all periods prior to second quarter 2020 represent an allocation of ParentCo’s corporate expenses (see Cost Allocations in Note A).
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

E. Restructuring and Other Charges
In the 2020 second quarter, Arconic Corporation recorded a net charge of $77 in Restructuring and other charges, which was comprised of the following components: a $55 charge for the settlement of certain employee retirement benefits (see Note G); a $17 charge for layoff costs associated with the separation of approximately 410 employees across the Company in response to the impact of COVID 19 (see Note A); a $12 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter (see Note O); an $11 charge for costs, of which $8 is for layoff costs associated with approximately 140 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; a $4 charge for legacy non-income tax matters in Brazil; and a $2 charge for other items.
In the 2020 six-month period, Arconic Corporation recorded a net charge of $58 in Restructuring and other charges, which was comprised of the following components: the items included in the $77 described above; a $25 net gain related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note N); a $2 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $4 charge for other items.
In the 2019 second quarter and six-month period, Arconic Corporation recorded a net charge of $38 and $40, respectively, in Restructuring and other charges, which were comprised of the following components: a $14 and $25 charge, respectively, for layoff costs, including the separation of approximately 95 and 250 employees, respectively, (all within the Rolled Products and Building and Construction Systems segments); a $10 charge (both periods) for the impairment of the carrying value of a tradename intangible asset; a $12 charge and a $3 net charge, respectively, for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $2 net charge (both periods) for other items.
Arconic Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rolled Products	$7	$2	$16	$8
Building and Construction Systems	5	24	6	29
Extrusions	3	—	(28)	—
Segment total	15	26	(6)	37
Corporate	62	12	64	3
	$77	$38	$58	$40
As of June 30, 2020, approximately 150 of the 550 employees associated with 2020 restructuring programs and approximately 320 of the 380 (previously 480) employees associated with 2019 restructuring programs were separated. The total number of employees associated with 2019 restructuring programs was updated to reflect the reversal of a program initiated by ParentCo in 2019, natural attrition, and employees initially identified for separation accepting other positions within the Company. The remaining separations for the 2020 and 2019 restructuring programs are expected to be completed during the remainder of 2020. In the 2020 second quarter and six-month period, Arconic Corporation made cash payments of $5 (both periods) against layoff reserves related to 2020 restructuring programs and $2 and $6, respectively, against layoff reserves related to 2019 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2018	$1	$3	$4
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019	20	1	21
Separation-related adjustments(2)	2	—	2
Cash payments	(11)	(2)	(13)
Restructuring charges	25	2	27
Other(1)	(7)	—	(7)
Reserve balances at June 30, 2020(3)	$29	$1	$30
_____________________

(1) Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2) Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(3) The remaining reserves are expected to be paid in cash during the remainder of 2020, with the exception of $7 that is expected to be paid in 2021 related to special termination benefits.

F. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income	$(2)	$(3)	$(4)	$(8)
Foreign currency (gains) losses, net	(5)	9	8	(5)
Non-service costs — Pension and OPEB (G)	18	—	39	1
Other, net	5	4	(1)	8
	$16	$10	$42	$(4)

G. Pension and Other Postretirement Benefits
Arconic Corporation sponsors several defined benefit pension and other postretirement plans covering eligible employees and retirees in U.S. and foreign locations, as well as certain legacy plans previously sponsored by ParentCo. Prior to January 1, 2020 for U.S. plans and prior to April 1, 2020 for certain non-U.S. plans, eligible employees and retirees related to the Arconic Corporation Businesses participated in ParentCo-sponsored defined benefit pension and other postretirement plans (the “Shared Plans”), which included participants related to the Howmet Aerospace Businesses and ParentCo corporate participants, as well as eligible retirees from previously closed or sold operations. Also, prior to the Separation Date, other eligible employees and retirees related to the Arconic Corporation Businesses participated in certain non-U.S. defined benefit pension and other postretirement plans (the “Direct Plans”).
The Company accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation did not record an asset or liability to recognize the funded status of the Shared Plans. However, the related pension and other postretirement benefit expenses attributable to Arconic Corporation were based primarily on pensionable compensation of active Arconic Corporation participants and estimated interest costs, respectively. The Company also recorded an allocation of pension and other postretirement benefit expenses for the Shared Plans attributable to ParentCo corporate participants, as well as to participants related to closed and sold operations (see Cost Allocations in Note A).
The Direct Plans were accounted for as defined benefit pension and other postretirement plans. Accordingly, the funded status of each Direct Plan was recorded in the Company’s Consolidated Balance Sheet. Actuarial gains and losses that had not yet been recognized in earnings were recorded in Accumulated other comprehensive loss until they were amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to Direct Plans were dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management developed each assumption using relevant company experience in conjunction with market-related data for each of the plans.
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo (the “U.S. Shared Plans” - see above) were separated into standalone plans for both Arconic Corporation (the “New Direct Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic Corporation recognized an aggregate liability of $1,920, of which $60 was current, reflecting the combined net unfunded status of the New Direct Plans, comprised of a benefit obligation of $4,255 and plan assets of $2,335, as well as $1,752 (net of tax impact) in Accumulated other comprehensive loss representing a net actuarial loss. In 2020, Arconic Corporation expects to recognize approximately $100 in combined net periodic benefit cost, of which approximately $25 is service cost. Also, in 2020, Arconic Corporation expects to make approximately $260 in pension contributions and $55 in other postretirement benefit payments, related to the New Direct Plans.
Additionally, effective on the Separation Date, certain other Shared Plans (the “Additional New Direct Plans,” and, collectively with the Direct Plans and New Direct Plans, the “Cumulative Direct Plans”) were assumed by Arconic Corporation. Accordingly, on April 1, 2020, Arconic Corporation recognized a noncurrent asset of $65 and a noncurrent liability of $15, reflecting the combined net funded status of the Additional New Direct Plans, as well as $50 (net of tax impact) in Accumulated other comprehensive loss representing a net actuarial loss.
In 2020, the Company expects to make approximately $280 in pension contributions to the Cumulative Direct Plans. This amount includes the previously mentioned $260 related to the New Direct Plans and $10 related to a non-U.S. plan (see below).
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits				Other postretirement benefits
		Second quarter ended June 30,		Six months ended June 30,		Second quarter ended June 30,		Six months ended June 30,
Type of Plan	Type of Expense	2020	2019	2020	2019	2020	2019	2020	2019
Cumulative Direct Plans	Net periodic benefit cost	$18	$2	$39	$3	$6	$—	$12	$—
Shared Plans	Multiemployer contribution	—	14	—	30	—	6	—	11
Shared Plans	Cost allocation	—	5	(1)	10	—	1	—	2
		$18	$21	$38	$43	$6	$7	$12	$13

The components of net periodic benefit cost for defined benefit plans classified as Cumulative Direct Plans were as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pension benefits
Service cost	$5	$1	$10	$1
Interest cost	28	1	54	2
Expected return on plan assets	(45)	(1)	(85)	(2)
Recognized net actuarial loss	31	1	61	2
Amortization of prior service benefit	(1)	—	(1)	—
Settlement	55	—	55	—
Net periodic benefit cost*	$73	$2	$94	$3

Other postretirement benefits
Service cost	$1	$—	$2	$—
Interest cost	4	—	8	—
Recognized net actuarial loss	1	—	3	—
Amortization of prior service benefit	—	—	(1)	—
Net periodic benefit cost*	$6	$—	$12	$—

__________________
* Service cost was included within Cost of goods sold, Settlement was included within Restructuring and other charges, and all other components were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
In June 2020, Arconic Corporation and Howmet Aerospace, together, executed several liability management actions related to approximately 1,800 participants in a U.K. defined benefit pension plan. The primary action was the purchase of a group annuity contract to transfer the obligation to pay the remaining retirement benefits of certain plan participants to an insurance company. On a combined basis, these actions resulted in the settlement of approximately $400 in plan obligations and the transfer of approximately $460 in plan assets. In the 2020 second quarter, the Company contributed $10 to the plan to facilitate these actions and maintain the funding level of the remaining plan obligations. Prior to these actions, this plan had approximately 3,350 participants combined.
Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 2.05% at December 31, 2019 to 1.55% at June 30, 2020. The remeasurement of this plan, along with the settlement events, resulted in a $250 net reduction to the Company’s remaining plan obligation and both a decrease to the Company’s pension benefit asset and a settlement charge of approximately $55 in the 2020 second quarter. The settlement charge represents the accelerated amortization of a portion of the existing net actuarial loss associated with this plan. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss. Subsequent to this remeasurement, the remaining respective plan obligations and plan assets attributable to Arconic Corporation and Howmet Aerospace were transferred into separate plans and the existing U.K. plan was terminated. As of June 30, 2020, the Company’s remaining plan obligation was approximately $240 and the plan assets were approximately $260 related to 1,050 plan participants.

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
For the 2020 and 2019 six-month periods, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 60.2% and 40.5%, respectively. The rate for the 2020 six-month period was higher than the U.S. federal statutory rate of 21.0% primarily due to foreign losses taxed in lower rate jurisdictions and losses in foreign jurisdictions subject to existing valuation allowances, as well as the state tax impact of domestic taxable income and nondeductible costs related to the Separation. The rate for the 2019 six-month period was higher than the U.S. federal statutory rate of 21.0% primarily due to certain nondeductible costs related to the separation and the state tax impact of domestic taxable income, partially offset by foreign income taxed in higher jurisdictions.
For the second quarter of 2020 and 2019, the effective tax rate including discrete items was 25.2% and 61.5%, respectively.
The tax provisions for the second quarter of 2020 and 2019 were comprised of the following components:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pretax income at estimated annual effective income tax rate before discrete items	$(74)	$5	$(19)	$32
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	29	3	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	14	1	15	—
Other discrete items	—	(1)	4	1
(Benefit) Provision for income taxes	$(31)	$8	$—	$33
__________________
* The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I. Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net (loss) income attributable to Arconic Corporation by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted-average shares outstanding – basic	109	109	109	109
Effect of dilutive share equivalents:
Stock options	—	—	—	—
Stock units	—	—	—	—
Weighted-average shares outstanding – diluted	109	109	109	109

In the 2020 second quarter and six-month period, basic weighted-average shares outstanding and diluted weighted-average shares outstanding were the same because the effect of common share equivalents was anti-dilutive since Arconic Corporation generated a net loss. Had Arconic Corporation generated net income in the 2020 second quarter and six-month period, 3 million and 1 million common share equivalents, respectively, related to outstanding stock units and stock options would have been included in diluted weighted-average shares outstanding. These common share equivalents do not consider 1 million stock options outstanding as of June 30, 2020 with a weighted average exercise price of $26.05 as the respective exercise price of these options was greater than the average market price of Arconic Corporation’s common stock.
Prior to the Separation Date, Arconic Corporation did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, in the 2019 second quarter and six-month period, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).

J. Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic Corporation (such activity for noncontrolling interest was immaterial for all periods presented):

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,770)	$(32)	$(43)	$(32)
Establishment of additional defined benefit plans	—	—	(1,752)	—
Separation-related adjustments (A)	(50)	—	(50)	—
Other comprehensive income:
Unrecognized net actuarial loss and prior service benefit	(40)	(1)	(38)	(2)
Tax benefit	10	1	9	1
Total Other comprehensive loss before reclassifications, net of tax	(30)	—	(29)	(1)
Amortization of net actuarial loss and prior service benefit(1)	86	1	117	2
Tax expense(2)	(20)	(1)	(27)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	66	—	90	1
Total Other comprehensive income	36	—	61	—
Balance at end of period	$(1,784)	$(32)	$(1,784)	$(32)
Foreign currency translation
Balance at beginning of period	$338	$339	$338	$282
Separation-related adjustments (A)	(396)	—	(396)	—
Other comprehensive income (loss):
Foreign currency translation(3)	5	(43)	(17)	14
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	—	22	—
Total Other comprehensive income (loss)	5	(43)	5	14
Balance at end of period	$(53)	$296	$(53)	$296
Cash flow hedges
Balance at beginning of period	$—	$—	$—	$—
Separation-related adjustments (A)	(4)	—	(4)	—
Other comprehensive loss:
Net change from periodic revaluations	2	—	2	—
Tax expense	—	—	—	—
Total Other comprehensive income before reclassifications, net of tax	2	—	2	—
Net amount reclassified to earnings(4)	(11)	—	(11)	—
Tax benefit(2)	2	—	2	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	(9)	—	(9)	—
Total Other comprehensive loss	(7)	—	(7)	—
Balance at end of period	$(11)	$—	$(11)	$—
Accumulated other comprehensive (loss) income	$(1,848)	$264	$(1,848)	$264
_____________________

(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). For the second quarter ended and six months ended June 30, 2020, these amounts include $55 related to the settlement of certain pension benefits (see Note G).
(2)These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes. In the 2020 six-month period, the net amount reclassified to earnings was reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations related to the sale of certain foreign subsidiaries.
(4)These amounts relate to aluminum contracts, a portion of which were reported in both Sales and Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 4.

K. Inventories

	June 30, 2020	December 31, 2019
Finished goods	$279	$237
Work-in-process	540	738
Purchased raw materials	70	85
Operating supplies	71	69
	960	1,129
LIFO reserve	(282)	(309)
	$678	$820
At June 30, 2020 and December 31, 2019, the portion of Inventories subject to the last-in, first-out (LIFO) inventory accounting method was $636, or 66%, and $753, or 67%, respectively, of total inventories before LIFO adjustments.

L. Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $16 for the second quarter of 2020 and 2019, respectively, and $29 and $32 for the six-month period of 2020 and 2019, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the 2020 second quarter and six-month period were $23 and $32, respectively.
Future minimum contractual operating lease obligations were as follows:

	June 30, 2020	December 31, 2019
2020	$21	$38
2021	35	29
2022	28	22
2023	22	17
2024	17	14
Thereafter	52	38
Total lease payments	$175	$158
Less: imputed interest	33	29
Present value of lease liabilities	$142	$129
The weighted-average remaining lease term and weighted-average discount rate for Arconic Corporation’s operating leases at June 30, 2020 and December 31, 2019 was 6.9 years and 6.7 years, respectively, and 6.0% and 6.0%, respectively.

M. Debt
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). The Company received $575 in net proceeds from Term Loan B reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation (see Note A). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic Corporation borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak (see Note A).
On May 13, 2020, Arconic Corporation executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800, including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
Arconic Corporation used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
Descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement are set forth below.
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to Term Loan B and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, Term Loan B, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, the Company paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on the accompanying Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Separately, in August 2012, ParentCo and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities (the “Project”) at Arconic Corporation’s rolling mill plant in Davenport, IA. The loan proceeds could only be used for this purpose and, therefore, were included on the

Company’s Combined Balance Sheet for all periods prior to the Separation Date. In accordance with the Separation and Distribution Agreement, as well as a Second Supplemental Tax and Project Certificate and Agreement, dated March 31, 2020, to the Tax Exemption Certificate and Agreement, dated August 14, 2012, (collectively, the “Tax Agreement”), ParentCo remained the borrower associated with the Bonds and Arconic Corporation is the legal owner of the Davenport facility, including the Project. The Company has no financial obligations related to the future debt service of the Bonds but is required to continue to operate, and maintain the location of, the Project in accordance with the Tax Agreement. Accordingly, the $250 carrying value of the Bonds, as well as related accrued interest, was removed from Arconic Corporation’s Consolidated Balance Sheet in connection with the Separation.
2028 Notes—Interest on the 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2020.
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
The 2028 Notes rank equally in right of payment with all of Arconic Corporation’s existing and future senior indebtedness, including the facility under the ABL Credit Agreement (see below); rank senior in right of payment to any future subordinated obligations of Arconic Corporation; and are effectively subordinated to Arconic Corporation’s existing and future secured indebtedness that is secured on a first priority basis, including the 2025 Notes and the facility under the ABL Credit Agreement, to the extent of the value of property and assets securing such indebtedness.
2025 Notes—Interest on the 2025 Notes will be paid semi-annually in May and November, commencing November 15, 2020.
Arconic Corporation has the option to redeem the 2025 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2025 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 14, 2022 at a redemption price specified in the indenture (up to 103.0% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to May 15, 2022, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.0% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through May 15, 2022, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to May 15, 2022, Arconic Corporation may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2025 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus any accrued and unpaid interest on the 2025 Notes repurchased.
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
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a borrowing base calculation, generally based upon a set percentage of eligible accounts receivable and inventory, less customary reserves (provided that for a period ending on the earlier of (a) the date of receipt by the administrative agent of the initial inventory appraisal and field examination and (b) 90 days following the date of entry into the ABL Credit Facility, the borrowing base will be deemed to be equal to $500). In July 2020, the field examination was completed and the calculated available balance was determined to be $681 as of June 30, 2020.
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic Corporation will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic Corporation’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of June 30, 2020 and no amounts were borrowed during the 2020 second quarter.
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
In addition, the ABL Credit Facility contains a financial maintenance covenant applicable to any fiscal quarter in which the excess availability is less than the greater of (a) 10% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base and (b) $50. In such circumstances, until such time as excess availability shall have exceeded such threshold for at least 30 consecutive days, the Company would be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. The ABL Credit Facility also requires the Company and its subsidiaries to maintain substantially all of the Company’s cash in accounts that are subject to the control of the agent, which control becomes applicable when (a) an event of default under the facility occurs and is continuing until the first day thereafter on which no event of default shall exist or (b) excess availability is less than the greater of (i) 12.5% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base or (ii) $62.5 for five consecutive business days until the first day thereafter on which excess availability shall have exceeded such threshold for at least 30 consecutive days.
The ABL Credit Facility contains customary events of default, including with respect to a failure to make payments thereunder, cross-default and cross-acceleration, certain bankruptcy and insolvency events, and customary change of control events.
Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
As of June 30, 2020, the combined carrying value and fair value of the 2028 Notes and 2025 Notes were $1,276 and $1,323, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

N. Acquisitions and Divestitures
On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill (specialty foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash, resulting in a loss of $59 (pretax). As a result of entering into an agreement in August 2019 to sell this rolling mill, Arconic Corporation recognized a charge of $53 (pretax) in the 2019 third quarter for the non-cash impairment of the carrying value of the rolling mill’s net assets, primarily properties, plants, and equipment. Additionally, in the 2020 first quarter, Arconic Corporation recognized a charge of $6 (pretax). These charges were recorded in Restructuring and other charges (see Note E) on the Company’s Statement of Consolidated Operations in the respective reporting periods. This transaction remains subject to certain post-closing adjustments as defined in the agreement. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in the Rolled Products segment. The rolling mill generated third-party sales of $143, $179, and $162 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 500 employees.
On March 1, 2020, Arconic Corporation completed the sale of its hard alloy extrusions plant in South Korea to SeAH Besteel Corporation for a net $55 in cash, resulting in a gain of $31 (pretax), which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations. The gain is net of a $6 write-off of related goodwill. In the 2020 second quarter, Arconic Corporation received an additional $1 in cash as a result of a post-closing adjustment, which was previously contemplated in the aforementioned gain. This transaction is no longer subject to post-closing adjustments. Prior to the divestiture, this plant’s operating results and assets and liabilities were reported in the Extrusions segment. The extrusions plant generated third-party sales of $51, $53, and $50 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 160 employees.

O. Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note O are the full responsibility of Arconic Corporation pursuant to the Separation and Distribution Agreement (see Note A). Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet Aerospace for claims subject to indemnification.
Contingencies
Environmental Matters.   Arconic Corporation participates in environmental assessments and cleanups at several locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.
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
Arconic Corporation’s remediation reserve balance was $208 (of which $92 and $83, respectively, was classified as a current liability) at both June 30, 2020 and December 31, 2019, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2020 second quarter and six-month period, the remediation reserve was reduced by $5 and $4, respectively. The decrease to the reserve in both periods was for the reversal of a $5 liability previously established by ParentCo as the underlying obligation no longer exists based on an assessment completed by Arconic Corporation management. This credit was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations as that is where the initial charge was previously recorded. Additionally, in the 2020 six-month period, the reserve was increased for a charge of $1, which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations, to establish a liability related to the divestiture of a rolling mill in Brazil (see Note N).
Payments related to remediation expenses applied against the reserve were $8 and $10 in the 2020 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve also reflects an increase of both $13 for obligations transferred from ParentCo on April 1, 2020 in connection with the Separation (see below) in both the 2020 second quarter and six-month period and $1 for other items in the 2020 six-month period.
The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Arconic Corporation and Howmet Aerospace, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Arconic Corporation and Howmet Aerospace under the Separation and Distribution Agreement, the companies have agreed to indemnify each other in whole or in part for environmental liabilities arising from operations prior to the Separation Date.
The following description provides details regarding the current status of one reserve, which represents the majority of the Company’s total remediation reserve balance, related to a current Arconic Corporation site.
Massena West, NY—Arconic Corporation has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic Corporation’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At June 30, 2020 and December 31, 2019, the reserve balance associated with this matter was $164 and $171, respectively. Arconic Corporation completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced. The majority of the remaining expenditures related to the project are expected to occur between the remainder of 2020 and 2022.

In June 2019, Arconic Corporation increased the reserve balance by $25 due to changes required in the EPA-approved remedial design and post-construction monitoring. These changes were necessary due to several items, the majority of which relate to navigation issues identified by a local seaway development company. Accordingly, the EPA requested an addendum to the final remedial design be submitted to address these issues. The proposed remedy is to dredge certain of the sediments originally identified for capping in the affected areas of the Grasse River, resulting in incremental project costs. The EPA approved the proposal in April 2020. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Reynobond PE—On June 13, 2017, the Grenfell Tower in London, U.K. caught fire resulting in fatalities, injuries, and damage. A French subsidiary of Arconic Corporation (of ParentCo at that time), Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the facade installer, who then completed and installed the system under the direction of the general contractor. Neither ParentCo nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metropolitan Police Service (the “Police”), a Public Inquiry by the British government, and a consumer protection inquiry by a French public authority. The Public Inquiry was announced by the U.K. Prime Minister on June 15, 2017 and subsequently was authorized to examine the circumstances leading up to and surrounding the Grenfell Tower fire in order to make findings of fact and recommendations to the U.K. Government on matters such as the design, construction, and modification of the building, the role of relevant public authorities and contractors, the implications of the fire for the adequacy and enforcement of relevant regulations, arrangements in place for handling emergencies, and the handling of concerns from residents, among other things. Hearings for Phase 1 of the Public Inquiry began on May 21, 2018 and concluded on December 12, 2018. Phase 2 hearings of the Public Inquiry began in early 2020, following which a final report will be written and subsequently published. As Phase 2 of the public inquiry resumed in July after a hiatus due to the COVID-19 pandemic, the testimony has supported AAP SAS’s position that the choice of materials and the responsibility of ensuring compliance of the cladding system with relevant U.K. building code and regulations was with those individuals or entities who designed and installed the cladding system such as the architects, fabricators, contractors and building owners. The ongoing hearings in the U.K. have revealed serious doubts about whether these third parties had the necessary qualifications or expertise to carry out the refurbishment work at Grenfell Tower, adequately oversaw the process, conducted the required fire safety testing or analysis, or otherwise complied with their obligations under U.K. regulations. AAP SAS is participating as a Core Participant in the Public Inquiry and is also cooperating with the ongoing parallel investigation by the Police. Arconic Corporation does not sell and ParentCo previously stopped selling the PE product for architectural use on buildings. Given the preliminary nature of these investigations and the uncertainty of potential future litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
United Kingdom Litigation. Multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire have filed claims in the U.K. arising from that fire, including as follows:
•On June 12, 2020, four claimants represented by Birnberg Peirce Ltd filed suit against AAP SAS.
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
Multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire have also filed claims against AAP SAS arising from that fire, including as follows:
•On June 11, 2020, 80 firefighters represented by Thompsons Solicitors filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner.

•On June 12, 2020, 27 police officers represented by Penningtons Manches Cooper LLP filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, London Fire Commissioner, and the Commissioner of the Police of the Metropolis.
•On June 12, 2020, two firefighters represented by Pattinson and Brewer filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. A third firefighter, also represented by Pattinson and Brewer, brought a claim against the same defendants on June 15, 2020.
All of these claims have been filed in the High Court in London. As of this date, none of these claims have been served on AAP-SAS, and no dates have been set as to any of the court proceedings. The U.K. primary statute of limitations for claims of this nature expired in June 2020. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. The parties have continued with forum non conveniens discovery. Arconic Corporation currently anticipates that discovery will conclude in August, as will briefing and the hearing on Defendants’ Motion to Dismiss for Forum non Conveniens. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. The motion to dismiss remains pending. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Raul v. Albaugh, et al. On June 22, 2018, a derivative complaint was filed nominally on behalf of ParentCo by a purported ParentCo stockholder against the then members of ParentCo’s Board of Directors and Klaus Kleinfeld and Ken Giacobbe, naming ParentCo as a nominal defendant, in the United States District Court for the District of Delaware. The complaint raises similar allegations as the consolidated amended complaint and second amended complaint in Howard, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses, and asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended, and Delaware state law. On July 13, 2018, the parties filed a stipulation agreeing to stay this case until the final resolution of the Howard case, the Grenfell Tower Public Inquiry in London, and the investigation by the Police and on July 23, 2018, the Court approved the stay. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
General. While Arconic Corporation believes that all the above referenced Reynobond PE cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters.
General.   In addition to the matters described above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic Corporation, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a reporting period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of Arconic Corporation.

P. Subsequent Events
Management evaluated all activity of Arconic Corporation and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions; shipments in thousands of metric tons (kmt))
References to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc.), and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
The Separation
On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common shareholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common shareholders were to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common shareholders were to receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic Corporation and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic Corporation and Howmet Aerospace after the completion of the Separation; and allocate between Arconic Corporation and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic Corporation and Howmet Aerospace as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic Corporation from a portion of the aggregate net proceeds of previously executed financing arrangements (see Financing Activities in Liquidity and Capital Resources below). In connection with the Separation, 109,021,376 shares of Arconic Corporation common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic Corporation’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic Corporation’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 sixth-month period and $16 and $19 in the 2019 second quarter and six-month period, respectively, for such costs, of which $18 in the 2020 six-month period and $9 and $10 in the 2019 second quarter and six-month period, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic Corporation’s Statement of Consolidated Operations.

Basis of Presentation.   The Consolidated Financial Statements of Arconic Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to COVID-19. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
Prior to the Separation Date, Arconic Corporation did not operate as a separate, standalone entity. Arconic Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the Consolidated Financial Statements of Arconic Corporation were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic Corporation.
Cost Allocations.   The description and information on cost allocations is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.
The Consolidated Financial Statements of Arconic Corporation include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on the accompanying Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic Corporation on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic Corporation was excluded from the accompanying Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic Corporation based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on the accompanying Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold(1)	$—	$4	$—	$7
Selling, general administrative, and other expenses(2)	—	29	25	53
Research and development expenses	—	2	—	7
Provision for depreciation and amortization	—	3	1	5
Restructuring and other charges	—	12	2	3
Interest expense	—	29	28	57
Other expenses (income), net	—	11	(5)	3

_____________________
(1) For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2) In the 2020 six-month period and the 2019 second quarter and six-month period, amount includes an allocation of $18, $9, and $10, respectively, for costs incurred by ParentCo associated with the Separation (see above).

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.

Nevertheless, the Consolidated Financial Statements of Arconic Corporation may not include all of the actual expenses that would have been incurred and may not reflect Arconic Corporation’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic Corporation and ParentCo, including sales to the Howmet Aerospace Businesses, were presented as related party transactions in these Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded.
Results of Operations
Outlook
Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. As a result of, among other things, uncertainty regarding the COVID-19 pandemic’s duration and its impact on the Company’s customers, suppliers and operations, Arconic Corporation is not currently able to estimate with certainty the specific future impact on its operations or financial results. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers have temporarily suspended operations. While many of our customers have resumed operations, the Company is unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns. We have provided concessions and contract modifications to certain customers, and may do so with additional customers, which may adversely affect our results of operations and cash flows. In 2019, Arconic derived approximately 35% of its revenue from ground transportation end markets and 18% from aerospace end markets, including approximately 13% of its revenue from Ford, our largest customer. We cannot predict with certainty the duration of these or any future shutdowns, or the duration or extent of resumed operations. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers, and the potential disruption to our supply chain, and related financial impact to us has been estimated, but remains highly uncertain at this time. The impact on our business, results of operations, financial condition, liquidity and cash flows will be magnified if the disruption from COVID-19 continues for an extended period.
We believe that Arconic’s diverse end markets and geographic composition mitigate a portion of the impact on the Company from any singular area of decline. Furthermore, despite the challenges that we currently face in North America and Europe, we are seeing positive momentum at our Chinese facilities that felt the full brunt of the COVID-19 pandemic in early 2020 and are now back to essentially normal production. Our Russian packaging facility is running at full operations due to strong end market demand. Moreover, our operating footprint benefits from a highly variable cost structure and we are actively managing operations to effectively flex activity to respond to changing automotive and aerospace market conditions. However, the geographic locations in which our products are manufactured, distributed or sold are in varying stages of continued restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of COVID-19 in one location may have a disproportionate effect on our operations in the future.
The safety of Arconic’s employees is our highest priority. We have heightened measures at all of our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible. In response to market conditions we are taking a series of proactive actions to mitigate the impacts of the COVID-19 pandemic on our business, including the following:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%;
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10%;
•restructuring of the salaried workforce, targeting a 10% reduction;
•idling of various production facilities based on market conditions within the regions where the Company operates;
•decreasing production and operating with a reduced labor force through shortened work weeks, shift reductions, layoffs, and the elimination of temporary workers and contractors at U.S.-based rolling and extrusion facilities;
•implementing a combination of modified schedules, adjusted work hours, lower costs, and/or delayed raises at all rolling mill facilities in Europe, China and Russia;
•suspended the 401K match program for U.S. salaried employees; and
•reducing capital expenditures by approximately $50, or approximately 30%.

While the foregoing measures are anticipated to result in cost savings of approximately $200 on an annualized run-rate basis, plus the additional $50 for capital expenditure reductions, we may not achieve the targeted levels of cost savings in connection with the measures described above or any other measures taken to date, and these measures may not be sufficient to offset the negative impact of the COVID-19 pandemic on our business. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, such as salary reductions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic could require us to take additional cost-saving actions or to modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to the COVID-19 pandemic. The cost-savings measures taken to date, and any cost-cutting measures we may need to take in the future, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows.
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
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on numerous factors beyond the Company’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability of vaccines or other medical remedies and preventive measures; the location of facilities; and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Arconic Corporation is continuing to evaluate the impact this global event may have on its future results of operations, financial condition, liquidity and cash flows.
See Part II Item 1A “Risk Factors” for additional information regarding the continuing impact of the COVID-19 pandemic on our operations.
Earnings Summary:
Sales.   Sales were $1,187 in the 2020 second quarter compared to $1,923 in the 2019 second quarter and $2,798 in the 2020 six-month period compared with $3,764 in the 2019 six-month period. The decrease of $736, or 38%, in the 2020 second quarter and $966, or 26%, in the 2020 six-month period was principally due to depressed volumes within each of the Rolled Products, Building and Construction Systems, and Extrusions segments, mainly caused by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX; lower aluminum prices driven by a drop in both the average LME price and regional premiums; the absence of sales ($55-second quarter and $89-six months) related to the divestitures of a rolling mill in Brazil (February 2020) and an extrusions plant in South Korea (March 2020); and an unfavorable impact related to the curtailment of a rolling mill and both the exit and rationalization of two separate product lines in the Building and Construction Systems segment.
Cost of goods sold (COGS).   COGS was $1,046, or 88.1% of Sales, in the 2020 second quarter compared to $1,671, or 86.9% of Sales, in the 2019 second quarter and $2,373, or 84.8% of Sales, in the 2020 six-month period compared with $3,267, or 86.8% of Sales, in the 2019 six-month period.
The percentage was negatively impacted in the 2020 second quarter by lower volumes and unfavorable product mix, partially offset by net cost savings, including lower labor costs (see Outlook above), and the absence of certain employee retirement benefit plan expenses ($18 – see below).
In the 2020 six-month period, the percentage was positively impacted by net cost savings, including lower labor costs (see Outlook above), and the absence of certain employee retirement benefit plan expenses ($36 – see below), partially offset by lower volumes and unfavorable product mix.
In preparation for the Separation, effective January 1, 2020, certain U.S. defined benefit pension and other postretirement plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation and Howmet Aerospace. Additionally, effective April 1, 2020, Arconic Corporation assumed a portion of the obligations associated with certain non-U.S. defined benefit pension plans that included participants related to both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, as well as legacy defined benefit pension plans assigned to the Company as a result of the Separation. As a result, beginning in the first quarter of 2020 for these U.S. plans and in the second quarter of 2020 for these non-U.S. plans, Arconic Corporation applied defined benefit plan accounting resulting in benefit plan expense being recorded in operating income (service cost) and nonoperating income (nonservice cost). In all historical periods prior to these respective timeframes, Arconic Corporation was considered a participating employer in ParentCo’s defined benefit plans and, therefore, applied multiemployer plan accounting resulting in the Company’s share of benefit plan expense being recorded entirely in operating income. Also, Arconic Corporation is the plan sponsor of certain other non-U.S. defined benefit plans that contain participants related only to the Arconic Corporation Businesses and, therefore, the related benefit plan expense was recorded in accordance with defined benefit plan accounting in all periods presented. The following table presents the total benefit plan expense (excluding settlements and curtailments) recorded by Arconic Corporation based on the foregoing in each period presented:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$6	$24	$11	$47
Selling, general administrative, and other expenses	—	3	—	7
Research and development expenses	—	1	—	1
Other expenses (income), net	18	—	39	1
Total	$24	$28	$50	$56

Selling, general administrative, and other expenses (SG&A).   SG&A expenses were $55 in the 2020 second quarter compared to $87 in the 2019 second quarter and $135 in the 2020 six-month period compared to $173 in the 2019 six-month period.
The decrease of $32, or 37%, in the 2020 second quarter was largely attributable to a lower corporate cost structure as a standalone company compared to an allocation of ParentCo’s corporate overhead (excluding costs for the Separation), the absence of an allocation ($9) of costs incurred for the Separation (see Cost Allocations under The Separation above), cost reduction actions (see Outlook above), and the absence of certain employee retirement benefit plan expenses ($3 – see Cost of goods sold above).
In the 2020 six-month period, the decrease of $38, or 22%, was largely attributable to a lower corporate cost structure as a standalone company compared to an allocation of ParentCo’s corporate overhead (excluding costs for the Separation), the absence of certain employee retirement benefit plan expenses ($7 – see Cost of goods sold above), and to cost reduction actions (see Outlook above). These positive impacts were slightly offset by a higher allocation (increase of $8) of costs incurred for the Separation (see Cost Allocations under The Separation above).
SG&A as a percentage of Sales increased from 4.5% in the 2019 second quarter to 4.6% in the 2020 second quarter and 4.6% in the 2019 six-month period to 4.8% in the 2020 six-month period.
Research and development expenses (R&D).   R&D expenses decreased $3 in the 2020 second quarter compared to the 2019 second quarter and $6 in the 2020 six-month period compared to the 2019 six-month period primarily driven by a lower allocation (decrease of $2 and $7, respectively) of ParentCo’s expenses, which was caused by the consolidation of ParentCo’s primary R&D facility in conjunction with cost reduction efforts in 2019.
Restructuring and other charges.   Restructuring and other charges was a net charge of $77 in the 2020 second quarter compared to a net charge of $38 in the 2019 second quarter and a net charge of $58 in the 2020 six-month period compared to a net charge of $40 in the 2019 six-month period. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense increased $11, or 38%, in the 2020 second quarter compared with the 2019 second quarter and $18, or 32%, in the 2020 six-month period compared to the 2019 six-month period. The increase was principally related to the write-off and immediate expensing of $19 in debt issuance costs as a result of a debt refinancing (see Financing Activities under Liquidity and Capital Resources below). This amount was somewhat offset in the 2020 second quarter due to a lower amount of interest associated with the Company’s outstanding debt in the 2020 second quarter compared to the interest allocated to the Company by ParentCo in the 2019 second quarter.
Other expenses (income), net.   Other expenses, net was $16 in the 2020 second quarter compared to $10 in the 2019 second quarter and $42 in the 2020 six-month period compared to Other income, net of $4 in the 2019 six-month period. The unfavorable change of $6 in the 2020 second quarter and $46 in the 2020 six-month period was mainly the result of non-service cost of combined net periodic benefit cost ($18 and $38, respectively) in conjunction with the new standalone U.S. pension and other postretirement benefit plans that became effective January 1, 2020 (see Cost of goods sold above). The amount in the 2020 second quarter was partially offset by net favorable foreign currency movements ($14).
(Benefit) Provision for income taxes.   The effective tax rate, including discrete items, was 25.2% (benefit on a loss) in the 2020 second quarter compared to 61.5% (provision on income) in the 2019 second quarter and was 0.0% in the 2020 six-month period compared to 41.8% (provision on income) in the 2019 six-month period. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Segment Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Arconic Corporation calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) and Research and development expenses, plus Stock-based compensation expense. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus both Stock-based compensation expense and the Provision for depreciation and amortization. Arconic Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments. Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss.
Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Third-party sales*	$880	$1,486	$2,102	$2,897
Intersegment sales	4	9	11	16
Total sales	$884	$1,495	$2,113	$2,913
Segment Adjusted EBITDA	$78	$185	$251	$325
Third-party aluminum shipments (kmt)	246	371	565	704

__________________
*Sales to the Howmet Aerospace Businesses were $10 and $31 in the 2020 second quarter and six-month period, respectively, and $35 and $70 in the 2019 second quarter and six-month period, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet.
Third-party sales for the Rolled Products segment decreased $606, or 41%, in the 2020 second quarter and $795, or 27%, in the 2020 six-month period compared to the same periods in 2019. In both periods, the decline was primarily due to depressed volumes (see below), lower aluminum prices (see below), the absence of sales ($42-second quarter and $71-six months) related to the divestiture of a rolling mill in Brazil (February 2020), unfavorable product mix, and the absence of sales due to the curtailment of operations in San Antonio (December 2019).
The lower volumes in both periods were largely attributable to declines related to the ground transportation, industrial products, and aerospace end markets due to the economic impact of COVID-19. Additionally, volumes related to the industrial products end market were negatively impacted by oversupply in North America and Europe and the aerospace end market were unfavorably impacted by production declines due to delays associated with the Boeing 737 MAX. Decreased volumes in the packaging end market also contributed to the decline in the 2020 six-month period.
In the 2020 second quarter and six-month period, the lower aluminum prices were largely driven by a 17% and 13%, respectively, drop in the average LME aluminum price and a 53% and 41%, respectively, decrease in the average Midwest premium (United States).
Segment adjusted EBITDA for this segment decreased $107, or 58%, and $74, or 23%, in the 2020 second quarter and six-month period, respectively, compared with the corresponding periods in 2019. The decline in both periods was largely attributable to lower volumes and unfavorable product mix, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).

Building and Construction Systems

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Third-party sales	$230	$292	$486	$573
Segment Adjusted EBITDA	$38	$38	$70	$65
Third-party sales for the Building and Construction Systems segment decreased $62, or 21%, in the 2020 second quarter and $87, or 15%, in the 2020 six-month period compared to the same periods in 2019. In both periods, the decline was mainly due to lower volumes driven by the economic impact of COVID-19, the exit of the Reynobond product line in Europe, and the rationalization of the windows product line.
Segment Adjusted EBITDA for this segment was flat and increased $5, or 8%, in the 2020 second quarter and six-month period, respectively, compared with the corresponding periods in 2019. In the 2020 second quarter, net costs savings, including lower labor costs (see Outlook under Results of Operations above), and a decrease in employee benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below) were offset by lower volumes. The increase in the 2020 six-month period principally related to net costs savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below), mostly offset by lower volumes.
Extrusions

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Third-party sales*	$81	$145	$214	$294
Segment Adjusted EBITDA	$(13)	$—	$(1)	$3
Third-party aluminum shipments (kmt)*	8	15	22	31

__________________
*Sales to the Howmet Aerospace Businesses were $12 and $26 in the 2020 second quarter and six-month period, respectively, and $14 and $31 in the 2019 second quarter and six-month period, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet and forged aluminum stock.
Third-party sales for the Extrusions segment decreased $64, or 44%, in the 2020 second quarter and $80, or 27%, in the 2020 six-month period compared to the same periods in 2019. In both periods, the decline was principally the result of lower volumes related to the aerospace and ground transportation end markets, driven by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX, and the absence of sales ($13-second quarter and $18-six months) related to the divestiture of an extrusions plant in South Korea (March 2020).
Segment adjusted EBITDA for this segment decreased $13 and $4 in the 2020 second quarter and six-month period, respectively, compared with the corresponding periods in 2019. The decrease in both periods was largely driven by lower volumes and costs ($12) related to both inventory write-downs and customer settlements, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Arconic Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA(1)	$103	$223	$320	$393
Unallocated amounts:
Corporate expenses(1),(2)	(7)	(12)	(9)	(33)
Stock-based compensation expense	(5)	(12)	(12)	(18)
Provision for depreciation and amortization	(68)	(64)	(128)	(127)
Restructuring and other charges	(77)	(38)	(58)	(40)
Other(1),(3)	(13)	(45)	(28)	(43)
Operating (loss) income	(67)	52	85	132
Interest expense	(40)	(29)	(75)	(57)
Other (expenses) income, net(1)	(16)	(10)	(42)	4
Benefit (Provision) for income taxes	31	(8)	—	(33)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net (loss) income attributable to Arconic Corporation	$(92)	$5	$(32)	$46
\
__________________
(1)In preparation for the Separation, effective January 1, 2020, certain U.S. defined benefit pension and other postretirement plans previously sponsored by ParentCo were separated into standalone plans for both Arconic Corporation and Howmet Aerospace. Additionally, effective April 1, 2020, Arconic Corporation assumed a portion of the obligations associated with certain non-U.S. defined benefit pension plans that included participants related to both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, as well as legacy defined benefit pension plans assigned to the Company as a result of the Separation. As a result, beginning in the first quarter of 2020 for these U.S. plans and in the second quarter of 2020 for these non-U.S. plans, Arconic Corporation applied defined benefit plan accounting resulting in benefit plan expense being recorded in operating income (service cost) and nonoperating income (nonservice cost). In all historical periods prior to these respective timeframes, Arconic Corporation was considered a participating employer in ParentCo’s defined benefit plans and, therefore, applied multiemployer plan accounting resulting in the Company’s share of benefit plan expense being recorded entirely in operating income. Also, Arconic Corporation is the plan sponsor of certain other non-U.S. defined benefit plans that contain participants related only to the Arconic Corporation Businesses and, therefore, the related benefit plan expense was recorded in accordance with defined benefit plan accounting in all periods presented. The following table presents the total benefit plan expense (excluding settlements and curtailments) recorded by Arconic Corporation based on the foregoing in each period presented:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(4)	$(15)	$(8)	$(31)
Building and Construction Systems	—	(2)	(1)	(3)
Extrusions	(2)	(5)	(3)	(9)
Segment total	(6)	(22)	(12)	(43)
Unallocated amounts:
Corporate expenses	—	(4)	—	(8)
Other	—	(2)	1	(4)
Subtotal	—	(6)	1	(12)
Other income (expenses), net	(18)	—	(39)	(1)
Total	$(24)	$(28)	$(50)	$(56)

(2)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. Amounts presented for all periods prior to second quarter 2020 represent an allocation of ParentCo’s corporate expenses (see Cost Allocations in Note A).
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

Environmental Matters

See Environmental Matters in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Operating Activities
Cash used for operations was $265 in the 2020 six-month period compared with cash provided from operations of $27 in the 2019 six-month period. In the 2020 six-month period, cash used for operations was comprised of an unfavorable change in working capital of $536 (see below), pension contributions of $44, and a net loss of $32, partially offset by a positive add-back for non-cash transactions in earnings of $315 and a favorable change in noncurrent assets and liabilities of $32. In the 2019 six-month period, cash provided from operations was comprised of a positive add-back for non-cash transactions in earnings of $193, net income of $46, and a favorable change in noncurrent assets and liabilities of $24, mostly offset by an unfavorable change in working capital of $235 (see below).
In the 2020 six-month period, working capital was significantly impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to the 2020 six-month period, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program. Accordingly, sales of such receivables were reflected as a component of Parent Company net investment on Arconic Corporation’s Consolidated Balance Sheet as Arconic Corporation no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in the 2019 six-month period, the previously mentioned unfavorable change in working capital of $235 would have increased by $354. See Cash Management in Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $731 in the 2020 six-month period compared with $10 in the 2019 six-month period. The source of cash in the 2020 six-month period was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see below) and a $728 payment to ParentCo in connection with the Separation (see The Separation above). The source of cash in the 2019 six-month period was due to net cash funding provided by ParentCo.
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). The Company received $575 in net proceeds from Term Loan B reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation (see The Separation above). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Consolidated Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic Corporation borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak (see Outlook above).
On May 13, 2020, Arconic Corporation executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (availability was $681 as of June 30, 2020 – see ABL Credit Agreement in Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
Arconic Corporation used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
See Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement.
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to Term Loan B and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, Term Loan B, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, the Company paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on the Company’s Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Investing Activities
Cash provided from investing activities was $58 in the 2020 six-month period compared with cash used for investing activities of $71 in the 2019 six-month period. The source of cash in the 2020 six-month period was due to $102 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil, somewhat offset by $44 in capital expenditures. The use of cash in the 2019 six-month period was due to capital expenditures of $82, slightly offset by $11 in proceeds received from two asset sales. The reduction in capital expenditures between the 2020 and 2019 six-month periods was mainly driven by one of several actions initiated by the Company in response to the COVID-19 pandemic (see Outlook under Results of Operations above).
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Additional information regarding reportable legal proceedings is contained in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q and incorporated herein by reference.
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleges that a defect exists in certain of our products sold to Airbus under various separate contracts. Airbus’s claims include claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claims damages attributed specifically to our products. Airbus is seeking damages in excess of $200 million and an order of indemnification with respect to conditional future losses. While the amounts claimed in this matter may be substantial, the ultimate liability is not determinable because of the considerable uncertainties that exist in this matter. Accordingly, it is possible that the Company’s liquidity or results of operations in a reporting period could be materially adversely affected by the Airbus arbitration. However, based on facts currently available, management believes that the disposition of the Airbus arbitration will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the right to vote at the general shareholders’ meetings of the Arconic Russian Subsidiaries. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. The first of a series of one-day hearings on the merits of FAS’ statement of claim is scheduled for August 20, 2020. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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
Our business, results of operations, financial condition, liquidity and cash flows have been, and are expected to continue to be, materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.
Any outbreaks of contagious diseases, public health epidemics or pandemics or other adverse public health developments in countries where we, our employees, customers and suppliers operate could have a material and adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows. Specifically, the recent COVID-19 pandemic continues to adversely impact our operations. The extent to which COVID-19 affects our operations over time will depend on future developments, which are highly uncertain and largely beyond our control, including the duration of the outbreak, the continued severity of the virus and the extent and effectiveness of actions that have been or may be taken to contain or treat its impact. These actions include, but are not limited to, declarations of states of emergency, shelter-in-place and stay-at-home orders, social distancing requirements, business closures and staged procedures for reopening, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, many of which have been implemented across much of the globe, including the United States, and which have negatively affected our business. Continued prolonged duration of the pandemic will increase its impact on our businesses and magnify the risks of a material adverse impact on our business, results of operations, financial condition, liquidity and/or cash flows, as well as on our business strategies and initiatives. The geographic locations in which our products are manufactured, distributed or sold are in varying stages of continued restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. The scope and timing of any such reinstatements is difficult to predict. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of COVID-19 in one location may have a disproportionate effect on our operations in the future. We continue to monitor guidelines proposed by federal, state and local governments with respect to the proposed “reopening” measures, which may change over time depending on public health, safety and other considerations.
As a result of COVID-19 and the measures designed to contain its spread, our sales globally, including to customers in the ground transportation, aerospace and building and construction industries that are impacted by COVID-19, continue to be negatively impacted as a result of disruption in demand, which has had and is expected to continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows. The COVID-19 pandemic subjects our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below. The adverse effects of all of these risks on our business, results of operations, financial condition, liquidity and cash flows will be magnified if the disruption from COVID-19 continues for an extended period.
•Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we will need to significantly modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. On April 8, 2020, we announced that we would idle or decrease production at certain of our manufacturing facilities. While we have since resumed some of these manufacturing operations, the extent and continuation of resumed operations, and future shutdowns will be dependent on facts and circumstances as they unfold, including the restrictions and limitations noted above. Furthermore, additional shutdowns, other than those required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. We may also face challenges in restoring our production levels, if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or our customers’ and suppliers’ workforces or continue to disrupt demand and limit the capabilities of our suppliers. Any of these limitations or restrictions could result in our being unable to fully perform, or increase our costs to perform, under production and delivery contracts. A sustained impact to our operations and financial results may require material impairments of our assets including, but not limited to, inventory, goodwill, intangible assets, long-lived assets, and right-of-use assets. While we have already taken action to reduce costs, including announcing certain headcount and salary reductions, deferring the initiation of post-separation dividends and reducing the levels of our capital expenditures, such cost-saving initiatives may not offset the material adverse effect of COVID-19 on our business, results of operations, financial condition, liquidity and/or cash flows. In addition, we have incurred certain additional costs as a result of COVID-19, including increased operating costs associated with protective equipment and workforce restructuring actions. While the measures we have taken are anticipated to result in cost savings, we may not achieve the targeted levels of cost savings in connection with the measures described above or any other measures we have taken or may take. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, such as salary reductions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic and/or the other risks described in this report could require us to take additional cost-saving actions or modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to COVID-19.
•Customer and supplier risks: Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products, and we have limited visibility into future demand given the disruptions resulting from COVID-19. Several of our customers, including our significant ground transportation and aerospace customers, temporarily suspended operations or have taken cost-cutting actions. While many of these customers have resumed operations, but it is impossible to predict when we will experience the positive impacts, if any, of such resumption. For customers who have not resumed operations, it is not possible to predict with certainty when such operations, or parts thereof, may be resumed. In addition, resumed operations may need to be suspended again on one or more occasions. We have provided concessions and contract modifications to certain customers, and may do so with additional customers, which may adversely affect our results of operations and cash flows. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition, liquidity and/or cash flows.
•Market risks: The current financial market dynamics and volatility pose heightened risks to our financial position. For example, dramatically lowered interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as our pension obligations. In addition, extreme volatility in financial and commodities markets has had and is expected to continue to have adverse impacts on other asset valuations, such as the value of the investment portfolios supporting our pension obligations.
•Liquidity and credit risks: Availability under the ABL Credit Agreement is based on a borrowing base calculation, and at June 30, 2020 our borrowing base was deemed to be $500 million, which was subsequently updated to $681 million as a result of the completion of a required field examination in July 2020. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under the ABL Credit Agreement, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the springing financial maintenance covenant included in the ABL Credit Facility to the extent such covenant becomes applicable, including as a result of potential increases in our net debt or future reductions in our EBITDA. We may face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors, including overall market conditions. Future downgrades could further adversely affect our cost of funding and related margins, liquidity, competitive position and access to capital markets, and have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain of our indebtedness, which could adversely affect our business, results of operations, financial condition, liquidity and/or cash flows. Although the U.S. federal and other governments have announced a number of funding programs to support businesses, and may announce additional programs in the future, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.
•Employees: We may face risks associated with the actions we have taken in connection with the outbreak, including those associated with workforce reductions, the safety and welfare of our employees and the reduction of capital expenditures. For example, we may experience difficulties associated with hiring additional employees or replacing employees following the COVID-19 pandemic, in particular with respect to specialized roles. Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs. In addition, employee health and safety initiatives, such as personal protective equipment, social distancing requirements and other initiatives have resulted and are expected to continue to result in increased expenses.
•End user risk: Our customers’ businesses may be impacted by the financial condition of or other restrictions on the end users of their products or services. In particular, the interruption of regional and international air travel from COVID-19 has resulted in a significant decrease in business and leisure traffic, which is having a material adverse effect on our air transportation customers. The economic impact on individual consumers has changed spending levels and consumption preferences, which is having a material adverse effect on our automotive customers. In both instances, this has in turn reduced demand for our services and products. Changes in passenger air travel trends and the employment and economic condition of individual consumers arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.
The COVID-19 pandemic may also exacerbate other risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business, results of operations, financial condition, liquidity and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial condition, liquidity and/or cash flows.
We have significant debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
On February 7, 2020, we completed an offering of $600 million principal amount of 6.125% Senior Secured Second Lien Notes due 2028. On May 13, 2020, we completed an offering of $700 million principal amount of 6.0% Senior Secured First-Lien Notes due 2025. Also on May 13, 2020, we entered into the ABL Credit Agreement, which provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 million, including a letter of credit sub-facility, a swingline loan sub-facility and an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350 million. We may also incur additional indebtedness in the future, including by drawing under the ABL Credit Facility.
The significant amount of debt we have incurred and may incur in the future may have important consequences to us, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future downgrade of our credit ratings or the credit ratings of debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund our capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt;
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities; and
•inhibit our ability to refinance our indebtedness on terms acceptable to us or at all.
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

The terms of the 2025 Notes indenture, the 2028 Notes indenture and the ABL Credit Agreement include a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•make investments, loans, advances, guarantees and acquisitions;
•dispose of assets;
•incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock;
•make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness;
•engage in transactions with affiliates;
•enter into certain restrictive agreements;
•create liens on assets to secure debt; and
•consolidate, merge, sell or otherwise dispose of all or substantially all of our or a subsidiary Guarantor’s assets.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the ABL Credit Facility contains a financial maintenance covenant applicable when the excess availability is less than the greater of (a) 10% of the lesser of (x) the aggregate amount of the commitments under the ABL Credit Facility and (y) the borrowing base and (b) $50.0 million. In such circumstances, we would be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. Our ability to draw under the ABL Credit Facility could be impacted by a number of factors, including but not limited to any impact by disruptions to our operations and financial performance.
The ABL Credit Facility also provides for “springing control” over the cash in our deposit accounts constituting ABL priority collateral for the ABL Credit Facility, and such cash management arrangement includes a cash sweep at any time that excess availability under the ABL Credit Facility is less than the greater of (x) 12.5% of the lesser of the borrowing base and the aggregate amount of the commitments under the ABL Credit Facility at such time and (y) $62.5 million for five consecutive business days. Such cash sweep, if in effect, will cause all our available cash in deposit accounts subject to such “springing control” to be applied to outstanding borrowings under our ABL Credit Facility. If we satisfy the conditions to borrowings under the ABL Credit Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Credit Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Credit Facility, and we may not have sufficient cash to satisfy our working capital and other operational needs.
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
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations, liquidity or cash flows.
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

Item 6. Exhibits.

2.1
First Amendment to Employee Matters Agreement, dated as of April 10, 2020, by and between Howmet Aerospace Inc. and Arconic Corporation, incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 10, 2020

4.1
Indenture, dated May 13, 2020, among Arconic Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee, notes collateral agent, registrar, paying agent and authenticating agent (including Form of Note due 2025), incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020

10.1(a)
Terms and Conditions for Restricted Share Units for Annual Director Awards, under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020, incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 10, 2020

10.1(b)
Terms and Conditions for Deferred Fee Restricted Share Units for Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020, incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 10, 2020

10.1(c)
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020

10.1(d)
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020

10.2
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Timothy D. Myers, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2020

10.3
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Erick Asmussen, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2020

10.4
Letter Agreement, dated as of April 8, 2020, by and between Arconic Corporation and Diana Toman, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 10, 2020

10.5
ABL Credit Agreement, dated May 13, 2020, among Arconic Corporation, a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020

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

Arconic Corporation

August 4, 2020	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 4, 2020	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)