Form 10-Q
period 2020-09-30
Arconic Corp
filed 2020-11-12
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 9, 2020, there were 109,145,215 shares of common stock, par value $0.01 per share, of the registrant outstanding.

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
•the inability to achieve the level of revenue growth, cash generation, cost savings, benefits of our management of legacy liabilities, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted;
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
•the risk that we are unable to fully realize the expected benefits of the separation, or that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the separation, once fully realized, will exceed our estimates; and
•the impact of operating our business separate from ParentCo (as defined herein), which could result in disruption of our ongoing business and diversion of management’s attention from other business concerns and impact our relationships with customers, suppliers, employees and other business counterparties.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales to unrelated parties	$1,391	$1,764	$4,132	$5,427
Sales to related parties (A)	24	41	81	142
Total Sales (C and D)	1,415	1,805	4,213	5,569
Cost of goods sold (exclusive of expenses below) (K)	1,218	1,565	3,614	4,849
Selling, general administrative, and other expenses	59	82	194	255
Research and development expenses	8	9	27	34
Provision for depreciation and amortization	63	63	191	190
Restructuring and other charges (E)	3	64	61	104
Operating income	64	22	126	137
Interest expense	22	29	97	86
Other expenses (income), net (F)	27	—	69	(4)
Income (Loss) before income taxes	15	(7)	(40)	55
Provision for income taxes (H)	10	17	5	46
Net income (loss)	5	(24)	(45)	9
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Arconic Corporation	$5	$(24)	$(45)	$9

Earnings per Share Attributable to Arconic Corporation Common Shareholders (I):
Basic	$0.05	$(0.22)	$(0.41)	$0.08
Diluted	$0.05	$(0.22)	$(0.41)	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Third quarter ended September 30,	2020	2019	2020	2019	2020	2019
Net income (loss)	$5	$(24)	$—	$—	$5	$(24)
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	31	1	—	—	31	1
Foreign currency translation adjustments	37	45	—	—	37	45
Net change in unrecognized losses on cash flow hedges	12	—	—	—	12	—
Total Other comprehensive income, net of tax	80	46	—	—	80	46
Comprehensive income	$85	$22	$—	$—	$85	$22

	Arconic Corporation		Noncontrolling interest		Total
Nine months ended September 30,	2020	2019	2020	2019	2020	2019
Net (loss) income	$(45)	$9	$—	$—	$(45)	$9
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	92	1	—	—	92	1
Foreign currency translation adjustments	42	59	—	—	42	59
Net change in unrecognized losses on cash flow hedges	5	—	—	—	5	—
Total Other comprehensive income, net of tax	139	60	—	—	139	60
Comprehensive income	$94	$69	$—	$—	$94	$69

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$802	$72
Receivables from customers, less allowances of $1 in 2020 and $2 in 2019 (A)	629	384
Other receivables	129	136
Inventories (K)	901	1,137
Prepaid expenses and other current assets	60	28
Total current assets	2,521	1,757
Properties, plants, and equipment	7,336	7,210
Less: accumulated depreciation and amortization	4,628	4,466
Properties, plants, and equipment, net	2,708	2,744
Goodwill	381	386
Operating lease right-of-use assets (L)	140	125
Deferred income taxes	296	14
Other noncurrent assets	100	32
Total assets	$6,146	$5,058
Liabilities
Current liabilities:
Accounts payable, trade	$836	$1,061
Accrued compensation and retirement costs	132	80
Taxes, including income taxes	32	21
Environmental remediation (O)	97	83
Operating lease liabilities (L)	34	33
Other current liabilities	95	63
Total current liabilities	1,226	1,341
Long-term debt (M)	1,277	250
Accrued pension benefits (G)	1,355	63
Accrued other postretirement benefits (G)	471	1
Environmental remediation (O)	84	125
Operating lease liabilities (L)	109	96
Deferred income taxes	12	159
Other noncurrent liabilities and deferred credits	124	50
Total liabilities	4,658	2,085
Contingencies and commitments (O)
Equity
Arconic Corporation shareholders’ equity:
Parent Company net investment (A)	—	2,664
Common stock	1	—
Additional capital	3,332	—
Accumulated deficit	(91)	—
Accumulated other comprehensive (loss) income (J)	(1,768)	295
Total Arconic Corporation shareholders’ equity	1,474	2,959
Noncontrolling interest	14	14
Total equity	1,488	2,973
Total liabilities and equity	$6,146	$5,058
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(45)	$9
Adjustments to reconcile net (loss) income to cash provided from operations:
Depreciation and amortization	191	190
Deferred income taxes	28	11
Restructuring and other charges (E)	61	104
Net periodic pension benefit cost (G)	61	4
Stock-based compensation	18	28
Amortization of debt issuance costs (M)	23	—
Other	(2)	7
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(250)	(48)
Decrease (Increase) in inventories	197	(30)
(Increase) in prepaid expenses and other current assets	(24)	(12)
(Decrease) in accounts payable, trade (A)	(165)	(96)
(Decrease) in accrued expenses	(153)	(48)
Increase in taxes, including income taxes	75	13
Pension contributions	(44)	(2)
Decrease (Increase) in noncurrent assets	28	(6)
Increase in noncurrent liabilities	19	21
Cash provided from operations	18	145
Financing Activities
Net transfers from (to) former parent company	216	(69)
Separation payment to former parent company (A)	(728)	—
Additions to debt (original maturities greater than three months) (M)	2,400	—
Debt issuance costs (M)	(57)	—
Payments on debt (original maturities greater than three months) (M)	(1,100)	—
Other	4	1
Cash provided from (used for) financing activities	735	(68)
Investing Activities
Capital expenditures (A)	(126)	(120)
Proceeds from the sale of assets and businesses (N)	102	11
Cash used for investing activities	(24)	(109)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	(2)
Net change in cash and cash equivalents and restricted cash	730	(34)
Cash and cash equivalents and restricted cash at beginning of year	72	81
Cash and cash equivalents and restricted cash at end of period	$802	$47

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity

Balance at June 30, 2019	$2,841	$—	$—	$—	$264	$12	$3,117
Net loss	(24)	—	—	—	—	—	(24)
Other comprehensive income (J)	—	—	—	—	46	—	46
Change in ParentCo contribution	(138)	—	—	—	—	—	(138)
Other	—	—	—	—	—	2	2
Balance at September 30, 2019	$2,679	$—	$—	$—	$310	$14	$3,003

Balance at June 30, 2020	$—	$1	$3,318	$(96)	$(1,848)	$14	$1,389
Net income	—	—	—	5	—	—	5
Other comprehensive income (J)	—	—	—	—	80	—	80
Separation-related adjustments	—	—	8	—	—	—	8
Stock-based compensation	—	—	6	—	—	—	6
Balance at September 30, 2020	$—	$1	$3,332	$(91)	$(1,768)	$14	$1,488

Balance at December 31, 2018	$2,707	$—	$—	$—	$250	$12	$2,969
Adoption of accounting standard	73	—	—	—	—	—	73
Net income	9	—	—	—	—	—	9
Other comprehensive income (J)	—	—	—	—	60	—	60
Change in ParentCo contribution	(111)	—	—	—	—	—	(111)
Other	1	—	—	—	—	2	3
Balance at September 30, 2019	$2,679	$—	$—	$—	$310	$14	$3,003

Balance at December 31, 2019	$2,664	$—	$—	$—	$295	$14	$2,973
Net income (loss)	46	—	—	(91)	—	—	(45)
Other comprehensive income (J)	—	—	—	—	139	—	139
Establishment of additional defined benefit plans (G)	349	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	217
Separation payment to former parent company (A)	(728)	—	—	—	—	—	(728)
Separation-related adjustments	(2,548)		3,322	—	(450)	—	324
Issuance of common stock	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	11	—	—	—	11
Balance at September 30, 2020	$—	$1	$3,332	$(91)	$(1,768)	$14	$1,488

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
Change in Inventory Accounting Principle. Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at last-in, first-out (LIFO) cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note K for additional information.
Statement of Consolidated Cash Flows. In preparing the Statement of Consolidated Cash Flows for the nine months ended September 30, 2020, management identified a misclassification related to the non-cash portion of properties, plants, and equipment additions. This non-cash portion is the result of the timing difference that exists between when the Company records such additions as assets on its Consolidated Balance Sheet and when such additions have been paid in cash. Accordingly, the amount of (Decrease) in accounts payable, trade previously reported in Cash used for operations for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was overstated by $35 and $43, respectively, and the amount of Capital expenditures previously reported in Cash provided from investing activities for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was understated by $35 and $43, respectively. The amounts for (Decrease) in accounts payable, trade and Capital expenditures on the accompanying Statement of Consolidated Cash Flows for the nine months ended September 30, 2020 are correctly stated. Additionally, financial information for the referenced prior periods not presented herein will be corrected, as applicable, in future filings.
Coronavirus. Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations. While many of our customers have resumed operations, the Company is unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. In 2019, Arconic derived approximately 35% of its revenue from the ground transportation end market—including approximately 13% of its revenue from Ford, our largest customer—and 18% from the aerospace end market. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from COVID-19 continues for an extended period.
As a result of these developments, Arconic Corporation implemented several measures to mitigate the impacts of COVID-19 on the Company’s business, results of operations, financial condition, liquidity, and cash flows:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30% (see below);
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10% (see below);
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
•suspended the 401K match program for U.S. salaried employees (see below); and
•reducing capital expenditures by approximately $50, or approximately 30%.
Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401K match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above.
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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 nine-month period and $25 and $44 in the 2019 third quarter and nine-month period, respectively, for such costs, of which $18 in the 2020 nine-month period and $13 and $23 in the 2019 third quarter and nine-month period, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

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
The following table reflects the allocations described above:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold(1)	$—	$4	$—	$11
Selling, general administrative, and other expenses(2)	—	27	25	80
Research and development expenses	—	1	—	8
Provision for depreciation and amortization	—	4	1	9
Restructuring and other charges (E)	—	2	2	5
Interest expense	—	29	28	86
Other expenses (income), net (F)	—	1	(5)	4

_____________________
(1)    For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.
(2)    In the 2020 nine-month period and the 2019 third quarter and nine-month period, amount includes an allocation of $18, $13, and $23, respectively, for costs incurred by ParentCo associated with the Separation (see above).
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
ParentCo had an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables was completed through the use of a bankruptcy-remote special-purpose entity, which was a consolidated subsidiary of ParentCo. In connection with this arrangement, in all periods prior to January 1, 2020, certain of Arconic Corporation’s customer receivables were sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment on the accompanying Consolidated Balance Sheet. As of December 31, 2019, the amount of Arconic Corporation’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. Effective January 2, 2020, in preparation for the Separation, ParentCo’s arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic Corporation.
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
Related Party Transactions. Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on the accompanying Consolidated Financial Statements. Sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $24 and $81 in the 2020 third quarter and nine-month period, respectively, and $41 and $142 in the 2019 third quarter and nine-month period, respectively. As of September 30, 2020, outstanding receivables from the Howmet Aerospace Businesses were $13 and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.

Goodwill. During the first quarter of 2020, the equity value of Arconic Corporation’s peer group companies, and the overall U.S. stock market declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the ground transportation and aerospace industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, the Company performed a qualitative assessment to evaluate whether it is more likely than not that the fair value of any of its reporting units is less than the respective carrying values. As a result of this assessment, the Company concluded that no further analysis was required and no impairment exists. The Company revisited this assessment in both the second and third quarters of 2020 amid the continued widespread impact of COVID-19 and arrived at the same conclusion. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material.

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
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. As of September 30, 2020, the Company has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations (see Note M), as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served.

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Ground Transportation	$493	$—	$25	$518
Building and Construction	42	241	—	283
Aerospace	107	—	44	151
Industrial Products and Other	252	—	13	265
Packaging	198	—	—	198
Total end-market revenue	$1,092	$241	$82	$1,415
2019
Ground Transportation	$592	$—	$26	$618
Building and Construction	47	282	—	329
Aerospace	243	—	68	311
Industrial Products and Other	279	—	32	311
Packaging	236	—	—	236
Total end-market revenue	$1,397	$282	$126	$1,805

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Ground Transportation	$1,242	$—	$62	$1,304
Building and Construction	110	727	—	837
Aerospace	505	—	183	688
Industrial Products and Other	766	—	51	817
Packaging	571	—	—	571
Total end-market revenue	$3,194	$727	$296	$4,217
2019
Ground Transportation	$1,878	$—	$88	$1,966
Building and Construction	149	855	—	1,004
Aerospace	754	—	221	975
Industrial Products and Other	826	—	111	937
Packaging	687	—	—	687
Total end-market revenue	$4,294	$855	$420	$5,569

D.    Segment and Related Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 4 to the Segment Adjusted EBITDA reconciliation below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices.
Arconic Corporation calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) and Research and development expenses, plus Stock-based compensation expense and Metal price lag. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus each of (i) the Provision for depreciation and amortization, (ii) Stock-based compensation expense, and (iii) Metal price lag. Arconic Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note K for additional information.
Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss and the change in inventory cost method.
The operating results of the Company’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Sales:
Third-party sales-unrelated party	$1,073	$241	$77	$1,391
Third-party sales-related party	19	—	5	24
Intersegment sales	3	—	1	4
Total sales	$1,095	$241	$83	$1,419
Segment Adjusted EBITDA(1)	$138	$40	$(6)	$172
Provision for depreciation and amortization	$48	$5	$6	$59
2019
Sales:
Third-party sales-unrelated party	$1,366	$282	$116	$1,764
Third-party sales-related party	31	—	10	41
Intersegment sales	4	—	1	5
Total sales	$1,401	$282	$127	$1,810
Segment Adjusted EBITDA(1),(2)	$160	$39	$(8)	$191
Provision for depreciation and amortization	$46	$4	$7	$57

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Sales:
Third-party sales-unrelated party	$3,144	$727	$265	$4,136
Third-party sales-related party	50	—	31	81
Intersegment sales	14	—	1	15
Total sales	$3,208	$727	$297	$4,232
Segment Adjusted EBITDA(1)	$388	$107	$(12)	$483
Provision for depreciation and amortization	$147	$14	$18	$179
2019
Sales:
Third-party sales-unrelated party	$4,193	$855	$379	$5,427
Third-party sales-related party	101	—	41	142
Intersegment sales	20	—	1	21
Total sales	$4,314	$855	$421	$5,590
Segment Adjusted EBITDA(1),(2)	$499	$96	$(6)	$589
Provision for depreciation and amortization	$139	$14	$22	$175

The following table reconciles total Segment Adjusted EBITDA to consolidated net income (loss) attributable to Arconic Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA(1),(2)	$172	$191	$483	$589
Unallocated amounts:
Corporate expenses(1),(3)	(6)	(10)	(15)	(43)
Stock-based compensation expense	(6)	(10)	(18)	(28)
Metal price lag(4)	(16)	(10)	(30)	(33)
Provision for depreciation and amortization	(63)	(63)	(191)	(190)
Restructuring and other charges (E)	(3)	(64)	(61)	(104)
Other(1),(5)	(14)	(12)	(42)	(54)
Operating income(2)	64	22	126	137
Interest expense	(22)	(29)	(97)	(86)
Other (expenses) income, net(1) (F)	(27)	—	(69)	4
Provision for income taxes(2)	(10)	(17)	(5)	(46)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net income (loss) attributable to Arconic Corporation(2)	$5	$(24)	$(45)	$9
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

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(5)	$(16)	$(13)	$(47)
Building and Construction Systems	—	(1)	(1)	(4)
Extrusions	(2)	(4)	(5)	(13)
Segment total	(7)	(21)	(19)	(64)
Unallocated amounts:
Corporate expenses	—	(3)	—	(11)
Other	—	(3)	1	(7)
Subtotal	—	(6)	1	(18)
Other expenses, net	(20)	(1)	(59)	(2)
Total	$(27)	$(28)	$(77)	$(84)

(2)Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note K for additional information.
(3)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. Amounts presented for all periods prior to second quarter 2020 represent an allocation of ParentCo’s corporate expenses (see Cost Allocations in Note A).
(4)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(5)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

E.    Restructuring and Other Charges
In the 2020 third quarter, Arconic Corporation recorded a net charge of $3 in Restructuring and other charges, which were comprised of the following components: a $3 charge for the settlement of certain employee retirement benefits (see Note G); a $2 credit for the reversal of reserves established in prior periods; a $1 charge for layoff costs associated with the separation of approximately 30 employees in the Extrusions segment in response to the impact of COVID 19; and a $1 charge for other items.
In the 2020 nine-month period, Arconic Corporation recorded a net charge of $61 in Restructuring and other charges, which were comprised of the following components: a $58 charge for the settlement of certain employee retirement benefits (see Note G); a $25 net gain related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note N); an $18 charge for layoff costs associated with the separation of approximately 440 employees across the Company in response to the impact of COVID 19 (see Note A); a $14 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter (see Note O); an $11 charge for costs, of which $8 is for layoff costs associated with approximately 140 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; a $4 charge for legacy non-income tax matters in Brazil; a $2 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $7 charge for other items.
In the 2019 third quarter and nine-month period, Arconic Corporation recorded a net charge of $64 and $104, respectively, in Restructuring and other charges, which were comprised of the following components: a $59 impairment charge (both periods) for the assets associated with an aluminum rolling mill in Brazil as a result of signing a definitive sale agreement (see Note N); a $3 and $28 charge, respectively, for layoff costs, including the separation of approximately 120 and 370 employees, respectively, (all within the Rolled Products and Building and Construction Systems segments); a $10 charge (nine-month period) for the impairment of the carrying value of a tradename intangible asset; a $2 and $5 net charge, respectively, for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $2 net charge (nine-month period) for other items.
Arconic Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rolled Products	$(1)	$61	$15	$69
Building and Construction Systems	—	2	6	31
Extrusions	1	(1)	(27)	(1)
Segment total	—	62	(6)	99
Corporate	3	2	67	5
	$3	$64	$61	$104
As of September 30, 2020, approximately 310 of the 580 employees associated with 2020 restructuring programs and approximately 340 of the 370 (previously 480) employees associated with 2019 restructuring programs were separated. The total number of employees associated with 2019 restructuring programs was updated to reflect the reversal of a program initiated by ParentCo in 2019, natural attrition, and employees initially identified for separation accepting other positions within the Company. Most of the remaining separations for the 2020 and 2019 restructuring programs are expected to be completed during the remainder of 2020. In the 2020 third quarter and nine-month period, Arconic Corporation made cash payments of $3 and $8, respectively, against layoff reserves related to 2020 restructuring programs and $2 and $8, respectively, against layoff reserves related to 2019 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2018	$1	$3	$4
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019	20	1	21
Separation-related adjustments(2)	2	—	2
Cash payments	(16)	(2)	(18)
Restructuring charges	26	3	29
Other(1)	(9)	(1)	(10)
Reserve balances at September 30, 2020(3)	$23	$1	$24
_____________________

(1)    Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)    Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(3)    The remaining reserves are expected to be paid in cash during the remainder of 2020, with the exception of $12 that is expected to be paid in 2021 ($11) and 2022 ($1) related to special termination benefits.

F.    Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Non-service costs — Pension and OPEB (G)	$20	$1	$59	$2
Foreign currency losses (gains), net	5	2	13	(3)
Interest income	—	(3)	(4)	(11)
Other, net	2	—	1	8
	$27	$—	$69	$(4)

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
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo (the “U.S. Shared Plans” – see above) were separated into standalone plans for both Arconic Corporation (the “New Direct Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic Corporation recognized an aggregate liability of $1,920, of which $60 was current, reflecting the combined net unfunded status of the New Direct Plans, comprised of a benefit obligation of $4,255 and plan assets of $2,335, as well as $1,752 (net of tax impact) in Accumulated other comprehensive loss representing a net actuarial loss. In 2020, Arconic Corporation expects to recognize approximately $100 in combined net periodic benefit cost, of which approximately $25 is service cost. Also, in 2020, Arconic Corporation expects to make approximately $260 in pension contributions and $55 in other postretirement benefit payments, related to the New Direct Plans.
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
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits				Other postretirement benefits
		Third quarter ended September 30,		Nine months ended September 30,		Third quarter ended September 30,		Nine months ended September 30,
Type of Plan	Type of Expense	2020	2019	2020	2019	2020	2019	2020	2019
Cumulative Direct Plans	Net periodic benefit cost	$22	$1	$61	$4	$5	$—	$17	$—
Shared Plans	Multiemployer contribution	—	16	—	46	—	4	—	15
Shared Plans	Cost allocation	—	5	(1)	15	—	2	—	4
		$22	$22	$60	$65	$5	$6	$17	$19

The components of net periodic benefit cost for defined benefit plans classified as Cumulative Direct Plans were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Pension benefits
Service cost	$6	$1	$16	$2
Interest cost	27	1	81	3
Expected return on plan assets	(42)	(2)	(127)	(4)
Recognized net actuarial loss	31	1	92	3
Amortization of prior service benefit	—	—	(1)	—
Settlement	3	—	58	—
Net periodic benefit cost*	$25	$1	$119	$4

Other postretirement benefits
Service cost	$1	$—	$3	$—
Interest cost	2	—	10	—
Recognized net actuarial loss	3	—	6	—
Amortization of prior service benefit	(1)	—	(2)	—
Net periodic benefit cost*	$5	$—	$17	$—

__________________
*    Service cost was included within Cost of goods sold, Settlement was included within Restructuring and other charges, and all other components were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
U.K. Pension Plan Annuitization—In June 2020, Arconic Corporation and Howmet Aerospace, together, executed several liability management actions related to approximately 1,800 participants in a U.K. defined benefit pension plan. The primary action was the purchase of a group annuity contract to transfer the obligation to pay the remaining retirement benefits of certain plan participants to an insurance company. On a combined basis, these actions resulted in the settlement of approximately $400 in plan obligations and the transfer of approximately $460 in plan assets. In the 2020 second quarter, the Company contributed $10 to the plan to facilitate these actions and maintain the funding level of the remaining plan obligations. Prior to these actions, this plan had approximately 3,350 participants combined.
Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 1.55% at June 30, 2020 from 2.05% at December 31, 2019. The settlement events, together with the remeasurement of the plan, resulted in a $250 net reduction to the Company’s remaining plan obligation and both a decrease to the Company’s pension benefit asset and a settlement charge of $58 in the 2020 nine-month period ($3 in the 2020 third quarter). The settlement charge represents the accelerated amortization of a portion of the existing net actuarial loss associated with this plan. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss. Subsequent to this remeasurement, the remaining respective plan obligations and plan assets attributable to Arconic Corporation and Howmet Aerospace were transferred into separate plans and the existing U.K. plan was terminated. Immediately following the completion of the transfer, the Company’s remaining plan obligation was approximately $240 and the plan assets were approximately $260 related to 1,050 plan participants.
U.S. OPEB Plan Amendment—In July 2020, Arconic Corporation and the United Steelworkers agreed to modify the medical benefit coverage offered to certain Medicare-eligible participants under the Company's U.S. other postretirement benefit plan, as provided for in the current master collective bargaining agreement between the parties. Effective January 1, 2021, this modification results in lower premiums and increased benefits to the participants. This change qualifies as a significant plan amendment to the Company's U.S. other postretirement benefit plan. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 2.54% at July 31, 2020 from 3.17% at December 31, 2019. The amendment, together with the remeasurement of this plan, resulted in a net decrease to both the Company's other postretirement benefits liability of $7 and Accumulated other comprehensive loss of $5 (after-tax). The impact of this change on the Company's annual net periodic benefit cost is not material. The Company's estimated annual benefit payments will decrease by approximately $20 beginning in 2021.

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
For the 2020 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 11.7% (benefit on a loss). This rate differs by 9.3 percentage points from the U.S. federal statutory rate of 21.0% primarily due to nondeductible costs in the United States, U.S. tax on foreign earnings, foreign losses taxed in lower rate jurisdictions, and losses in foreign jurisdictions subject to existing valuation allowances.
For the 2019 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 80.0% (provision on income). This rate differs by 59.0 percentage points from the U.S. federal statutory rate of 21.0% primarily due to foreign income taxed in higher rate jurisdictions, losses in foreign jurisdictions subject to existing valuation allowances, certain nondeductible costs related to the Separation, estimated U.S. tax on Global Intangible Low-Taxed Income, and the state tax impact of domestic taxable income.
For the third quarter of 2020 and 2019, the effective tax rate, including discrete items, was 66.7% (provision on income) and 242.9% (provision on a loss), respectively.
The tax provisions for the third quarter of 2020 and 2019 were comprised of the following components:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Pretax income at estimated annual effective income tax rate before discrete items	$2	$(5)	$(5)	$45
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	51	22	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	(48)	—	1	—
Other discrete items	5	—	9	1
Provision for income taxes	$10	$17	$5	$46
__________________
*    The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I.    Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net income (loss) attributable to Arconic Corporation by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted-average shares outstanding – basic	109	109	109	109
Effect of dilutive share equivalents:
Stock options	—	—	—	—
Stock units	4	—	—	—
Weighted-average shares outstanding – diluted	113	109	109	109

In the 2020 nine-month period, basic weighted-average shares outstanding and diluted weighted-average shares outstanding were the same because the effect of common share equivalents was anti-dilutive since Arconic Corporation generated a net loss. Had Arconic Corporation generated net income in the 2020 nine-month period, 2 million common share equivalents, respectively, related to outstanding stock units and stock options would have been included in diluted weighted-average shares outstanding. These common share equivalents do not consider 1 million stock options outstanding as of September 30, 2020 with a weighted average exercise price of $27.97 as the respective exercise price of these options was greater than the average market price of Arconic Corporation’s common stock.
Prior to the Separation Date, Arconic Corporation did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, in the 2019 third quarter and nine-month period, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).

J.    Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic Corporation (such activity for Noncontrolling interest was immaterial for all periods presented):

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,784)	$(32)	$(43)	$(32)
Establishment of additional defined benefit plans	—	—	(1,752)	—
Separation-related adjustments (A)	—	—	(50)	—
Other comprehensive income:
Unrecognized net actuarial loss and prior service benefit	4	1	(34)	(1)
Tax (expense) benefit	(1)	(1)	8	—
Total Other comprehensive income (loss) before reclassifications, net of tax	3	—	(26)	(1)
Amortization of net actuarial loss and prior service benefit(1)	36	1	153	3
Tax expense(2)	(8)	—	(35)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	28	1	118	2
Total Other comprehensive income	31	1	92	1
Balance at end of period	$(1,753)	$(31)	$(1,753)	$(31)
Foreign currency translation
Balance at beginning of period	$(53)	$296	$338	$282
Separation-related adjustments (A)	—	—	(396)	—
Other comprehensive income:
Foreign currency translation(3)	37	45	20	59
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	—	22	—
Total Other comprehensive income	37	45	42	59
Balance at end of period	$(16)	$341	$(16)	$341
Cash flow hedges
Balance at beginning of period	$(11)	$—	$—	$—
Separation-related adjustments (A)	—	—	(4)	—
Other comprehensive income:
Net change from periodic revaluations	2	—	4	—
Tax expense	(1)	—	(1)	—
Total Other comprehensive income before reclassifications, net of tax	1	—	3	—
Net amount reclassified to earnings(4)	14	—	3	—
Tax expense(2)	(3)	—	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	11	—	2	—
Total Other comprehensive income	12	—	5	—
Balance at end of period	$1	$—	$1	$—
Accumulated other comprehensive (loss) income	$(1,768)	$310	$(1,768)	$310
_____________________

(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). In the 2020 third quarter and nine-month period, these amounts include $3 and $58 related to the settlement of certain pension benefits (see Note G).
(2)These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes. In the 2020 nine-month period, the net amount reclassified to earnings was reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations related to the sale of certain foreign subsidiaries.
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

K.    Inventories

	September 30, 2020	December 31, 2019
Finished goods	$242	$237
Work-in-process	525	746
Purchased raw materials	66	85
Operating supplies	68	69
	$901	$1,137

Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. Management determined that this change in accounting principle is preferable because the average cost method more closely reflects the physical flow of inventories, improves comparability of the Company’s operating results with its industry peers, and provides an increased level of consistency in the measurement of inventories in the Company’s consolidated financial statements. All non-U.S. inventories and a small portion of U.S. inventories were previously, and continue to be, measured using a combination of first in, first out (FIFO) and average cost methods.
The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented. This change resulted in an increase to Parent Company net investment of $293 as of January 1, 2019. Additionally, certain financial statement line items in the accompanying Consolidated Balance Sheet as of December 31, 2019 and each of the Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the 2019 third quarter and nine-month period were recast as follows:

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Operations for the third quarter ended September 30, 2019:
Cost of goods sold	$1,543	$22	$1,565
Operating income	44	(22)	22
Income (loss) before income taxes	15	(22)	(7)
Provision for income taxes	22	(5)	17
Net loss	(7)	(17)	(24)
Net loss attributable to Arconic Corporation	(7)	(17)	(24)
Earnings per share attributable to Arconic Corporation common shareholders:
Basic	$(0.07)	$(0.15)	$(0.22)
Diluted	(0.07)	(0.15)	(0.22)

Statement of Consolidated Operations for the nine months ended September 30, 2019:
Cost of goods sold	$4,810	$39	$4,849
Operating income	176	(39)	137
Income before income taxes	94	(39)	55
Provision for income taxes	55	(9)	46
Net income	39	(30)	9
Net income attributable to Arconic Corporation	39	(30)	9
Earnings per share attributable to Arconic Corporation common shareholders:
Basic	$0.35	$(0.27)	$0.08
Diluted	0.35	(0.27)	0.08

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Comprehensive Income for the third quarter ended September 30, 2019:
Comprehensive income	$39	$(17)	$22
Comprehensive income attributable to Arconic Corporation	39	(17)	22

Statement of Consolidated Comprehensive Income for the nine months ended September 30, 2019:
Comprehensive income	$99	$(30)	$69
Comprehensive income attributable to Arconic Corporation	99	(30)	69

Consolidated Balance Sheet as of December 31, 2019:
Inventories	$820	$317	$1,137
Deferred income tax liabilities	87	72	159
Parent Company net investment	2,419	245	2,664

Statement of Consolidated Cash Flows for the nine months ended September 30, 2019:
Net income	$39	$(30)	$9
Deferred income taxes	20	(9)	11
(Increase) in inventories	(69)	39	(30)
The following table compares the amounts that were reported under average cost in the Consolidated Financial Statements as of and for the quarter and nine months ended September 30, 2020 with the amounts had they continued to be reported under LIFO:

	As Reported under Average Cost	As Computed under LIFO	Effect of Change
Statement of Consolidated Operations for the third quarter ended September 30, 2020:
Cost of goods sold	$1,218	$1,232	$(14)
Operating income	64	50	14
Income before income taxes	15	1	14
Provision for income taxes	10	6	4
Net income (loss)	5	(5)	10
Net income (loss) attributable to Arconic Corporation	5	(5)	10
Earnings per share attributable to Arconic Corporation common shareholders:
Basic	$0.05	$(0.05)	$0.10
Diluted	0.05	(0.05)	0.10

Statement of Consolidated Operations for the nine months ended September 30, 2020:
Cost of goods sold	$3,614	$3,605	$9
Operating income	126	135	(9)
Loss before income taxes	(40)	(31)	(9)
Provision for income taxes	5	6	(1)

	As Reported under Average Cost	As Computed under LIFO	Effect of Change
Net loss	(45)	(37)	(8)
Net loss attributable to Arconic Corporation	(45)	(37)	(8)
Earnings per share attributable to Arconic Corporation common shareholders:
Basic	$(0.41)	$(0.34)	$(0.07)
Diluted	(0.41)	(0.34)	(0.07)

Statement of Consolidated Comprehensive Income for the third quarter ended September 30, 2020:
Comprehensive income	$85	$75	$10
Comprehensive income attributable to Arconic Corporation	85	75	10

Statement of Consolidated Comprehensive Income for the nine months ended September 30, 2020:
Comprehensive income	$94	$102	$(8)
Comprehensive income attributable to Arconic Corporation	94	102	(8)

Consolidated Balance Sheet as of September 30, 2020:
Inventories	$901	$591	$310
Deferred income tax assets	296	366	(70)
Additional capital	3,332	3,098	234
Accumulated deficit	(91)	(97)	6

Statement of Consolidated Cash Flows for the nine months ended September 30, 2020:
Net loss	$(45)	$(37)	$(8)
Deferred income taxes	28	29	(1)
Decrease in inventories	197	188	9

L.    Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $15 for the third quarter of 2020 and 2019, respectively, and $43 and $47 for the nine-month period of 2020 and 2019, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the 2020 third quarter and nine-month period were $6 and $38, respectively.
Future minimum contractual operating lease obligations were as follows:

	September 30, 2020	December 31, 2019
2020	$11	$38
2021	38	29
2022	31	22
2023	24	17
2024	19	14
Thereafter	53	38
Total lease payments	$176	$158
Less: imputed interest	33	29
Present value of lease liabilities	$143	$129
The weighted-average remaining lease term and weighted-average discount rate for Arconic Corporation’s operating leases at September 30, 2020 and December 31, 2019 was 6.7 years and 6.7 years, respectively, and 5.9% and 6.0%, respectively.

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
Descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement are set forth below.
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to Term Loan B and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, Term Loan B, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, the Company paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on the Company's Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
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
2028 Notes—Interest on the 2028 Notes is paid semi-annually in February and August, which commenced August 15, 2020.
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
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a quarterly borrowing base calculation, generally based upon a set percentage of eligible accounts receivable and inventory, less customary reserves. During the 2020 third quarter, the calculated available balance was $681. On October 21, 2020, the calculated available balance for the 2020 fourth quarter was determined to be $678.
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic Corporation will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic Corporation’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of September 30, 2020 and no amounts were borrowed since inception.
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
As of September 30, 2020, the combined carrying value and fair value of the 2028 Notes and 2025 Notes were $1,277 and $1,365, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

N.    Acquisitions and Divestitures
On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill (specialty foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash, resulting in a loss of $59 (pretax). In 2019, Arconic Corporation recognized a charge of $53 (pretax), consisting of $59 (pretax) in the 2019 third quarter for the non-cash impairment of the carrying value of the rolling mill’s net assets, primarily properties, plants, and equipment, as a result of entering into an agreement in August 2019 to sell this rolling mill, and a $6 credit in the 2019 fourth quarter to reflect subsequent changes in both foreign currency exchange rates and working capital balances. Additionally, in the 2020 first quarter, Arconic Corporation recognized a charge of $6 (pretax) for further necessary adjustments upon completion of the divestiture. Each of these amounts were recorded in Restructuring and other charges (see Note E) on the Company’s Statement of Consolidated Operations in the respective reporting periods. This transaction remains subject to certain post-closing adjustments as defined in the agreement. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in the Rolled Products segment. The rolling mill generated third-party sales of $143, $179, and $162 in 2019, 2018, and 2017, respectively, and, at the time of divestiture, had approximately 500 employees.
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
Arconic Corporation’s remediation reserve balance was $181 and $208 (of which $97 and $83, respectively, was classified as a current liability) at September 30, 2020 and December 31, 2019, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Additionally, Accounts payable, trade includes unpaid invoices of $22 related to environmental remediation projects as of December 31, 2019.
In the 2020 third quarter and nine-month period, the remediation reserve was increased by $1 and reduced by $3, respectively. The change to the remediation reserve in both periods includes a charge of $1 (recorded in Cost of goods sold) due to incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites. Additionally, in the 2020 nine-month period, the change to the remediation reserve includes the reversal of a $5 liability (a credit was recorded in Restructuring and other charges – see Note E) previously established by ParentCo, as the underlying obligation no longer exists based on an assessment completed by Arconic Corporation management, and a charge of $1 (recorded in Restructuring and other charges – see Note E) to establish a liability related to the divestiture of a rolling mill in Brazil (see Note N).
Payments related to remediation expenses applied against the reserve were $33 and $54 in the 2020 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in the 2020 nine-month period also reflects both an increase of $13 for obligations transferred from ParentCo on April 1, 2020 in connection with the Separation (see below) and a decrease of $5 for other items.
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
Massena West, NY—Arconic Corporation has an ongoing remediation project related to the Grasse River, which is adjacent to the Company’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. Arconic Corporation completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced.

In June 2019, Arconic Corporation increased the reserve balance by $25 due to changes required in the EPA-approved remedial design and post-construction monitoring. These changes were necessary due to several items, the majority of which relates to navigation issues identified by a local seaway development company. Accordingly, the EPA requested an addendum to the final remedial design be submitted to address these issues. The proposed remedy is to dredge certain of the sediments originally identified for capping in the affected areas of the Grasse River, resulting in incremental project costs. The EPA approved the proposal in April 2020. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At September 30, 2020 and December 31, 2019, the reserve balance associated with this matter was $131 and $171, respectively. Additionally, Accounts payable, trade includes unpaid invoices of $21 related to this project as of December 31, 2019. The majority of the remaining expenditures related to the project are expected to occur between the remainder of 2020 and 2022.
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
•On June 12, 2020, four claimants represented by Birnberg Peirce Ltd filed suit against AAP SAS.
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
Multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire have also filed claims against AAP SAS arising from that fire, including as follows:

•On June 11, 2020, 80 firefighters represented by Thompsons Solicitors filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. Since then, another 18 firefighters have sought to be added to the suit.
•On June 12, 2020, 27 police officers represented by Penningtons Manches Cooper LLP filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, London Fire Commissioner, and the Commissioner of the Police of the Metropolis. Since then, some claimants have withdrawn and others have sought to be added to the suit. Currently, there are 37 police officer claimants.
•On June 12, 2020, two firefighters represented by Pattinson and Brewer filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. A third firefighter, also represented by Pattinson and Brewer, brought a claim against the same defendants on June 15, 2020. One of the original firefighter claimants has now withdrawn from the suit.
All of these claims have been filed in the High Court in London. On October 2, 2020, the High Court ordered that (a) the suits of the survivors and estates of decedents be stayed until a hearing to be scheduled by the High Court after April 13, 2021; and (b) that the suits of emergency responders be stayed until a hearing to be scheduled by the High Court after May 31, 2021. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration and Defendants are preparing a response. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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

P.    Subsequent Events
Management evaluated all activity of Arconic Corporation and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
In October 2018, Arconic Corporation sold its Texarkana (Texas) rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration relates to the achievement of various milestones associated with operationalizing the rolling mill equipment within 36 months of the transaction closing date. Through 2019, the Company received contingent consideration of $25. On October 30, 2020, the Company received the remaining contingent consideration of $25.

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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 nine-month period and $25 and $44 in the 2019 third quarter and nine-month period, respectively, for such costs, of which $18 in the 2020 nine-month period and $13 and $23 in the 2019 third quarter and nine-month period, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic Corporation’s Statement of Consolidated Operations.
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
Change in Inventory Accounting Principle. Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
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
The following table reflects the allocations described above:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold(1)	$—	$4	$—	$11
Selling, general administrative, and other expenses(2)	—	27	25	80
Research and development expenses	—	1	—	8
Provision for depreciation and amortization	—	4	1	9
Restructuring and other charges	—	2	2	5
Interest expense	—	29	28	86
Other expenses (income), net	—	1	(5)	4

_____________________
(1)    For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2)    In the 2020 nine-month period and the 2019 third quarter and nine-month period, amount includes an allocation of $18, $13, and $23, respectively, for costs incurred by ParentCo associated with the Separation (see above).

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
Results of Operations
Outlook
Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. Since Arconic’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations. While many of our customers have resumed operations, the Company is unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. In 2019, Arconic derived approximately 35% of its revenue from the ground transportation end market—including approximately 13% of its revenue from Ford, our largest customer—and 18% from the aerospace end market. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from COVID-19 continues for an extended period.
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
The safety of Arconic’s employees is our highest priority. We heightened measures at all of our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible. In response to market conditions we implemented a series of proactive actions to mitigate the impacts of the COVID-19 pandemic on our business, including the following:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30% (see below);
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10% (see below);
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
•suspended the 401K match program for U.S. salaried employees (see below); and
•reducing capital expenditures by approximately $50, or approximately 30%.
Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401K match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective

September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above.
While the foregoing measures are anticipated to result in cost savings of approximately $200 on an annualized run-rate basis, plus the additional $50 for capital expenditure reductions, we may not achieve the targeted levels of cost savings in connection with the measures described above or any other measures taken to date, and these measures may not be sufficient to offset the negative impact of the COVID-19 pandemic on our business. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic could require us to take additional cost-saving actions or to modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to the COVID-19 pandemic. The cost-savings measures taken to date, and any cost-cutting measures we may need to take in the future, could have a material and adverse effect on our business, results of operations, financial condition, liquidity, and/or cash flows.
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
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on numerous factors beyond the Company’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability of vaccines or other medical remedies and preventive measures; the location of facilities; and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Arconic Corporation is continuing to evaluate the impact this global event may have on its future results of operations, financial condition, liquidity, and cash flows.
See Part II Item 1A “Risk Factors” for additional information regarding the continuing impact of the COVID-19 pandemic on our operations.
Earnings Summary:
Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Sales.   Sales were $1,415 in the 2020 third quarter compared to $1,805 in the 2019 third quarter and $4,213 in the 2020 nine-month period compared with $5,569 in the 2019 nine-month period. The decrease of $390, or 22%, in the third quarter comparison and $1,356, or 24%, in the nine-month period comparison was principally due to depressed volumes within each of the Company's three segments, mainly caused by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX; lower aluminum prices in the Rolled Products segment, driven by a drop in both the average LME price and regional premiums; the absence of sales ($46-third quarter and $135-nine months) related to the divestitures of a rolling mill in Brazil (February 2020) and an extrusions plant in South Korea (March 2020); an unfavorable impact related to the curtailment of a rolling mill and both the exit and rationalization of two separate product lines in the Building and Construction Systems segment; and unfavorable product mix in the Rolled Products segment.
Cost of goods sold (COGS).   COGS was $1,218, or 86.1% of Sales, in the 2020 third quarter compared to $1,565, or 86.7% of Sales, in the 2019 third quarter and $3,614, or 85.8% of Sales, in the 2020 nine-month period compared with $4,849, or 87.1% of Sales, in the 2019 nine-month period. The percentage was positively impacted in both comparisons by net cost savings, including lower labor costs (see Outlook above), and the absence of certain employee retirement benefit plan expenses ($17 and $53, respectively – see below), mostly offset by lower volumes and unfavorable product mix.
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

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$7	$24	$18	$71
Selling, general administrative, and other expenses	—	3	—	10
Research and development expenses	—	—	—	1
Other expenses (income), net	20	1	59	2
Total	$27	$28	$77	$84

Selling, general administrative, and other expenses (SG&A).   SG&A was $59 in the 2020 third quarter compared to $82 in the 2019 third quarter and $194 in the 2020 nine-month period compared to $255 in the 2019 nine-month period.
The decrease of $23, or 28%, in the third quarter comparison and $61, or 24% in the nine-month period comparison was largely attributable to a combination of a lower corporate cost structure as a standalone company in the 2020 periods compared to an allocation of ParentCo’s corporate overhead (excluding costs for the Separation) in the 2019 periods and cost reduction actions in response to COVID-19 (see Outlook above), a lower allocation (decrease of $13 and $5, respectively) of costs incurred for the Separation (see Cost Allocations under The Separation above), and the absence of certain employee retirement benefit plan expenses ($3 and $10, respectively – see Cost of goods sold above).
SG&A as a percentage of Sales was 4.2% in the 2020 third quarter compared to 4.5% in the 2019 third quarter and 4.6% in both the 2020 nine-month period and the 2019 nine-month period.
Research and development expenses (R&D).   R&D was $8 in the 2020 third quarter compared to $9 in the 2019 third quarter and $27 in the 2020 nine-month period compared to $34 in the 2019 nine-month period. The decrease of $1, or 11%, in the third quarter comparison and $7, or 21%, in the nine-month period comparison was primarily driven by a lower amount of expenses associated with the Company's standalone R&D facility in the 2020 periods compared to the expenses allocated to Arconic Corporation by ParentCo (see Cost Allocations under The Separation above) in the 2019 periods. The lower cost structure was the result of the consolidation of this R&D facility in connection with cost reduction efforts initiated by ParentCo in 2019.
Restructuring and other charges.   Restructuring and other charges were comprised of net charges of $3 and $64 in the 2020 third quarter and 2019 third quarter, respectively, and net charges of $61 and $104 in the 2020 nine-month period and 2019 nine-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $22 in the 2020 third quarter compared to $29 in the 2019 third quarter and $97 in the 2020 nine-month period compared to $86 in the 2019 nine-month period.
The decrease of $7, or 24%, in the third quarter comparison was principally related to a lower amount of interest associated with the Company’s standalone outstanding debt (see Financing Activities under Liquidity and Capital Resources below) in the 2020 third quarter compared to the interest allocated to Arconic Corporation by ParentCo (see Cost Allocations under The Separation above) in the 2019 third quarter.
In the nine-month period comparison, the increase of $11, or 13%, was primarily due to the write-off and immediate expensing of $19 in debt issuance costs as a result of a debt refinancing (see Financing Activities under Liquidity and Capital Resources below) in May 2020, partially offset by a lower amount of interest associated with the Company’s standalone outstanding debt (see Financing Activities under Liquidity and Capital Resources below) in the 2020 nine-month period compared to the interest allocated to Arconic Corporation by ParentCo (see Cost Allocations under The Separation above) in the 2019 nine-month period.
Other expenses (income), net.   Other expenses, net was $27 in the 2020 third quarter and $69 in the 2020 nine-month period compared to Other income, net of less than $1 in the 2019 third quarter and $4 in the 2019 nine-month period. The unfavorable change of $27 in the third quarter comparison and $73 in the nine-month period comparison was mainly the result of an increase ($19 and $57, respectively) in non-service cost related to the new standalone U.S. pension and other postretirement benefit plans that became effective January 1, 2020 (see Cost of goods sold above). Additionally, in the nine-month period comparison, net unfavorable foreign currency movements ($16) also contributed to the change.
Provision for income taxes.   The effective tax rate, including discrete items, was 66.7% (provision on income) in the 2020 third quarter compared to 242.9% (provision on a loss) in the 2019 third quarter and was 12.5% (provision on a loss) in the 2020 nine-month period compared to 83.6% (provision on income) in the 2019 nine-month period. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Segment Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 4 to the Reconciliation of Total Segment Adjusted EBITDA below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices.
Arconic Corporation calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) and Research and development expenses, plus Stock-based compensation expense and Metal price lag. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus each of (i) the Provision for depreciation and amortization, (ii) Stock-based compensation expense, and (iii) Metal price lag. Arconic Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss and the change in inventory cost method.
Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Third-party sales*	$1,092	$1,397	$3,194	$4,294
Intersegment sales	3	4	14	20
Total sales	$1,095	$1,401	$3,208	$4,314
Segment Adjusted EBITDA	$138	$160	$388	$499
Third-party aluminum shipments (kmt)	304	354	869	1,058

__________________
*Sales to the Howmet Aerospace Businesses were $19 and $50 in the 2020 third quarter and nine-month period, respectively, and $31 and $101 in the 2019 third quarter and nine-month period, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet.

Third-party sales for the Rolled Products segment decreased $305, or 22%, in the 2020 third quarter and $1,100, or 26%, in the 2020 nine-month period compared to the same periods in 2019. In both comparisons, the decline was primarily due to depressed volumes (see below), lower aluminum prices (see below), unfavorable product mix, and the absence of sales related to both the February 2020 divestiture of a rolling mill in Brazil ($33-third quarter and $104-nine months) and the December 2019 curtailment of operations in San Antonio (Texas).
The lower volumes in both comparisons were largely attributable to a decline in the ground transportation end market due to the economic impact of COVID-19. Specifically, in the third quarter comparison, unfavorable impacts in the commercial transportation and brazing components were somewhat offset by increased volume in the automotive component, and in the nine-month period comparison, all three components were negatively impacted. Additionally, volumes related to the aerospace end market were also unfavorably impacted in both comparisons due to the economic impact of COVID-19 and production declines due to delays associated with the Boeing 737 MAX. Decreased volumes in the packaging end market due to pricing pressures in China also contributed to the decline in the nine-month period comparison. Furthermore, in the nine-month period comparison, a negative impact on volumes associated with the industrial products end market due to the economic impact of COVID-19 was mostly offset by a positive impact that occurred primarily in the 2020 first quarter due to new production capacity at Tennessee that began to ramp up in the 2019 first quarter.
In the third quarter and nine-month period comparisons, the lower aluminum prices were largely driven by a 3% and 10%, respectively, drop in the average LME aluminum price and a 27% and 37%, respectively, decrease in the average Midwest premium (United States).
Segment adjusted EBITDA for this segment decreased $22, or 14%, and $111, or 22%, in the 2020 third quarter and nine-month period, respectively, compared with the corresponding periods in 2019. The decline in both comparisons was largely attributable to lower volumes and unfavorable product mix, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).
Building and Construction Systems

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Third-party sales	$241	$282	$727	$855
Segment Adjusted EBITDA	$40	$39	$107	$96
Third-party sales for the Building and Construction Systems segment decreased $41, or 15%, in the 2020 third quarter and $128, or 15%, in the 2020 nine-month period compared to the same periods in 2019. In both comparisons, the decline was mainly due to lower volumes driven by the economic impact of COVID-19, the exit of the Reynobond product line in Europe, and the rationalization of the windows product line.
Segment Adjusted EBITDA for this segment increased $1, or 3%, and $11, or 11%, in the 2020 third quarter and nine-month period, respectively, compared with the corresponding periods in 2019. The increase in both comparisons was principally related to net cost savings and a decrease in employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below), mostly offset in the third quarter comparison and partially offset in the nine-month period comparison by lower volumes.
Extrusions

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Third-party sales*	$82	$126	$296	$420
Segment Adjusted EBITDA	$(6)	$(8)	$(12)	$(6)
Third-party aluminum shipments (kmt)	9	14	31	45

__________________
*Sales to the Howmet Aerospace Businesses were $5 and $31 in the 2020 third quarter and nine-month period, respectively, and $10 and $41 in the 2019 third quarter and nine-month period, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet and forged aluminum stock.
Third-party sales for the Extrusions segment decreased $44, or 35%, in the 2020 third quarter and $124, or 30%, in the 2020 nine-month period compared to the same periods in 2019. In both comparisons, the decline was principally the result of lower volumes related to the aerospace and ground transportation end markets, driven by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX, and the absence of sales ($13-third quarter and $31-nine months) related to the divestiture of an extrusions plant in South Korea (March 2020). These negative impacts were slightly offset by favorable aerospace mix in both comparisons.
Segment adjusted EBITDA for this segment increased $2 and decreased $6 in the 2020 third quarter and nine-month period, respectively, compared with the corresponding periods in 2019. The increase in the third quarter comparison was largely driven by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below), mostly offset by lower volumes. In the nine-month period comparison, the decline was principally caused by lower volumes and costs ($12) related to both inventory write-downs and customer settlements, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Arconic Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA(1),(2)	$172	$191	$483	$589
Unallocated amounts:
Corporate expenses(1),(3)	(6)	(10)	(15)	(43)
Stock-based compensation expense	(6)	(10)	(18)	(28)
Metal price lag(4)	(16)	(10)	(30)	(33)
Provision for depreciation and amortization	(63)	(63)	(191)	(190)
Restructuring and other charges	(3)	(64)	(61)	(104)
Other(1),(5)	(14)	(12)	(42)	(54)
Operating income(2)	64	22	126	137
Interest expense	(22)	(29)	(97)	(86)
Other (expenses) income, net(1)	(27)	—	(69)	4
Provision for income taxes(2)	(10)	(17)	(5)	(46)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net income (loss) attributable to Arconic Corporation(2)	$5	$(24)	$(45)	$9
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

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(5)	$(16)	$(13)	$(47)
Building and Construction Systems	—	(1)	(1)	(4)
Extrusions	(2)	(4)	(5)	(13)
Segment total	(7)	(21)	(19)	(64)
Unallocated amounts:
Corporate expenses	—	(3)	—	(11)
Other	—	(3)	1	(7)
Subtotal	—	(6)	1	(18)
Other expenses, net	(20)	(1)	(59)	(2)
Total	$(27)	$(28)	$(77)	$(84)

(2)Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
(3)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. Amounts presented for all periods prior to second quarter 2020 represent an allocation of ParentCo’s corporate expenses (see Cost Allocations under The Separation above).
(4)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(5)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See Environmental Matters in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $18 in the 2020 nine-month period compared with $145 in the 2019 nine-month period. In the 2020 nine-month period, cash provided from operations was comprised of a positive add-back for non-cash transactions in earnings of $380 and a favorable change in noncurrent assets and liabilities of $47, mostly offset by an unfavorable change in working capital of $320 (see below), a net loss of $45, and pension contributions of $44. In the 2019 nine-month period, cash provided from operations was comprised of a positive add-back for non-cash transactions in earnings of $344, a favorable net change in noncurrent assets and liabilities of $15, and net income of $9, partially offset by an unfavorable change in working capital of $221 (see below) and pension contributions of $2.
In the 2020 nine-month period, working capital was significantly impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to the 2020 nine-month period, certain identified customer receivables related to the Arconic

Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program. Accordingly, sales of such receivables were reflected as a component of Parent Company net investment on Arconic Corporation’s Consolidated Balance Sheet as Arconic Corporation no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in the 2019 nine-month period, the previously mentioned unfavorable change in working capital of $221 would have increased by $386. See Cash Management in Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $735 in the 2020 nine-month period compared with cash used for financing activities of $68 in the 2019 nine-month period. The source of cash in the 2020 nine-month period was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see below) and a $728 payment to ParentCo in connection with the Separation (see The Separation above). The use of cash in the 2019 nine-month period was due to net cash funding returned to ParentCo.
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
On April 2, 2020, Arconic Corporation borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 outbreak (see Outlook under Results of Operations above).
On May 13, 2020, Arconic Corporation executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (availability was $681 during the 2020 third quarter and was determined to be $678 for the 2020 fourth quarter – see ABL Credit Agreement in Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
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
Investing Activities
Cash used for investing activities was $24 in the 2020 nine-month period compared with $109 in the 2019 nine-month period. The use of cash in the 2020 nine-month period was due to $126 in capital expenditures, mostly offset by $102 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil. In the 2019 nine-month period, the use of cash was due to capital expenditures of $120, slightly offset by $11 in proceeds received from two asset sales.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Additional information regarding reportable legal proceedings is contained in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q and incorporated herein by reference.
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleges that a defect exists in certain of our products sold to Airbus under various separate contracts. Airbus’s claims include claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claims damages attributed specifically to our products. Airbus is seeking damages in excess of $200 million and an order of indemnification with respect to conditional future losses. A private and confidential arbitration hearing commenced in late October 2020 on two of the three requests for arbitration with the second hearing on the final request for arbitration scheduled for February 2021. While the amounts claimed in this matter may be substantial, the ultimate liability is not determinable because of the considerable uncertainties that exist in this matter. Accordingly, it is possible that the Company’s liquidity or results of operations in a reporting period could be materially adversely affected by the Airbus arbitration. However, based on facts currently available, management believes that the disposition of the Airbus arbitration will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the right to vote at the general shareholders’ meetings of the Arconic Russian Subsidiaries. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. The first of a series of one-day hearings on the merits of FAS’ statement of claim is scheduled for August 20, 2020. At the August 20, 2020 hearing and by written opinion on September 7, 2020, the Court postponed a hearing on the merits of the claim until March 2021. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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
Any outbreaks of contagious diseases, public health epidemics or pandemics or other adverse public health developments in countries where we, our employees, customers and suppliers operate could have a material and adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows. Specifically, the recent COVID-19 pandemic continues to adversely impact our operations. The extent to which COVID-19 affects our operations over time will depend on future developments, which are highly uncertain and largely beyond our control, including the duration of the outbreak, the continued severity of the virus and the extent and effectiveness of actions that have been or may be taken to contain or treat its impact. These actions include, but are not limited to, declarations of states of emergency, shelter-in-place and stay-at-home orders, social distancing requirements, business closures and staged procedures for reopening, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, many of which have been implemented across much of the globe, including the United States, and which have negatively affected our business and the business of many of our customers. Continued prolonged duration of the pandemic will increase its impact on our businesses and magnify the risks of a material adverse impact on our business, results of operations, financial condition, liquidity and/or cash flows, as well as on our business strategies and initiatives. The geographic locations in which our products are manufactured, distributed or sold are in varying stages of continued restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. The scope and timing of any such reinstatements is difficult to predict. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of COVID-19 in one location may have a disproportionate effect on our operations in the future. We continue to monitor guidelines proposed by federal, state and local governments with respect to the proposed “reopening” measures, which may change over time depending on public health, safety and other considerations.
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
•Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we will need to significantly modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. On April 8, 2020, we announced that we would idle or decrease production at certain of our manufacturing facilities. While we have since resumed some of these manufacturing operations, the extent and continuation of resumed operations, and future shutdowns will be dependent on facts and circumstances as they unfold, including the restrictions and limitations noted above. Furthermore, additional shutdowns, other than those required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. We may also face challenges in restoring our production levels, if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or our customers’ and suppliers’ workforces or continue to disrupt demand and limit the capabilities of our suppliers. Any of these limitations or restrictions could result in our being unable to fully perform, or increase our costs to perform, under production and delivery contracts. A sustained impact to our operations and financial results may require material impairments of our assets including, but not limited to, inventory, goodwill, intangible assets, long-lived assets, and right-of-use assets. While we have already taken action to reduce costs, including announcing certain temporary and permanent headcount and temporary salary reductions, deferring the initiation of post-separation dividends and reducing the levels of our capital expenditures, such cost-saving initiatives may not offset the material adverse effect of COVID-19 on our business, results of operations, financial condition, liquidity and/or cash flows to the extent anticipated. In addition, we have incurred certain additional costs as a result of COVID-19, including increased operating costs associated with protective equipment and workforce restructuring actions. While the measures we have taken are anticipated to result in cost savings, we may not achieve the targeted levels of cost savings in connection with the measures described above or any other measures we have taken or may take. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic and/or the other risks described in this report could require us to take additional cost-saving actions or modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to COVID-19.
•Customer and supplier risks: Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products, and we have limited visibility into future demand given the disruptions resulting from COVID-19. Several of our customers, including our significant ground transportation and aerospace customers, temporarily suspended operations or have taken cost-cutting actions. While many of these customers have resumed operations, it is impossible to predict when we will experience the positive impacts, if any, of such resumption. For customers who have not resumed operations, it is not possible to predict with certainty when such operations, or parts thereof, may be resumed. In addition, resumed operations may need to be suspended again on one or more occasions. We have provided concessions and contract modifications to certain customers, and may do so with additional customers, which may adversely affect our results of operations and cash flows. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition, liquidity and/or cash flows.
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
•Liquidity and credit risks: Availability under the ABL Credit Agreement is based on a borrowing base calculation, and at September 30, 2020 our borrowing base was calculated at $678 million. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under the ABL Credit Agreement, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the springing financial maintenance covenant included in the ABL Credit Facility to the extent such covenant becomes applicable, including as a result of potential increases in our net debt or future reductions in our EBITDA. We may face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors, including overall market conditions. Future downgrades could further adversely affect our cost of funding and related margins, liquidity, competitive position and access to capital markets, and have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain of our indebtedness, which could adversely affect our business, results of operations, financial condition, liquidity and/or cash flows. Although the U.S. federal and other governments have implemented a number of funding programs to support businesses, and may announce additional programs in the future, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.
•Employees: We may face risks associated with the actions we have taken in connection with the outbreak, including those associated with workforce reductions, the safety and welfare of our employees and the reduction of capital expenditures. For example, we may experience difficulties associated with hiring additional employees, returning employees from temporary furlough or replacing employees following the COVID-19 pandemic, or as we resume production in response to customer demand, in particular with respect to specialized roles. Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs. In addition, employee health and safety initiatives, such as personal protective equipment, social distancing requirements and other initiatives have resulted and are expected to continue to result in increased expenses.
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

Item 6. Exhibits.

18.	Letter from PricewaterhouseCoopers LLP, independent registered public accounting firm, regarding change in inventory accounting method
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

Arconic Corporation

November 10, 2020	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

November 10, 2020	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)