Form 10-K
period 2020-12-31
Arconic Corp
filed 2021-02-23
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-39162
ARCONIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	84-2745636 (I.R.S. Employer Identification No.)
201 Isabella Street, Pittsburgh, Pennsylvania 15212-5872
(Address of principal executive offices) (Zip code)

(412) 992-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act;

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value .01 per share	ARNC	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion. As of February 22, 2021, there were 109,992,736 shares of common stock, par value $0.01 per share, of the registrant outstanding.
Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (2021 Proxy Statement).

Special Note Regarding Forward-looking Statements
Summary of Risks Affecting Our Business

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic Corporation’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts and expectations relating to the aerospace, ground transportation, building and construction, industrial, packaging and other end markets; statements and guidance regarding future financial results, operating performance, working capital, cash flows, liquidity and financial position; statements about cost savings and restructuring programs; statements about Arconic Corporation’s strategies, outlook, business and financial prospects; statements related to costs associated with pension and other postretirement benefit plans; statements regarding projected sources of cash flow; statements regarding potential legal liability; statements regarding the potential impact of the COVID-19 pandemic; and statements regarding actions to mitigate the impact of COVID-19. These statements reflect beliefs and assumptions that are based on Arconic Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic Corporation believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance. Although Arconic Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic Corporation’s control.

For a discussion of some of the specific factors that could cause actual results to differ materially from the information contained in this report, see the following sections of this report: "Summary of Risks Affecting our Business," Part I. Item 1A. "Risk Factors," Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the disclosures under "Segment Information" and "Critical Accounting Policies and Estimates," and Note T to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data." Market projections are subject to the risks discussed in this report and other risks in the market. Arconic Corporation disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “Arconic,” or the “Company” refer to Arconic Corporation and its subsidiaries. The term "ParentCo" refers to Arconic Inc. prior to our separation from Arconic Inc. on April 1, 2020, and "Howmet" refers to "Howmet Aerospace Inc.", the name of ParentCo following the separation on April 1, 2020. See Part I. Item 1. "Business--Overview--The Separation Transaction."

Summary of Risks Affecting our Business
Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business, financial condition and results of operations. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A. “Risk Factors” of this report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

Business Risks – Global Pandemic and Economic Conditions

•Our business, results of operations, financial condition, liquidity and cash flows have been, and are expected to continue to be, materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.
•The markets for our products are highly cyclical and are influenced by a number of factors, including global economic conditions.
•We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, economic factors, and currency controls in the countries in which we operate.
•Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities.
•Changes in the United Kingdom’s economic and other relationships with the European Union could adversely affect us.
•An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.

Business Risks – Competition and Customers

•We face significant competition, which may have an adverse effect on profitability.
•We could be adversely affected by the loss of key customers or significant changes in the business or financial condition of our customers.
•Our customers may reduce their demand for aluminum products in favor of alternative materials.
•We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.

Business Risks – Operations and Product Development

•We could encounter manufacturing difficulties or other issues that impact product performance, quality or safety, which could affect our reputation, business and financial condition and results of operations.
•Our business depends, in part, on our ability to meet increased program demand successfully and to mitigate the impact of program cancellations, reductions and delays.
•A material disruption of our operations, particularly at one or more of our manufacturing facilities, could adversely affect our business.
•We may be unable to develop innovative new products or implement technology initiatives successfully.

Business Risks – Supply Chain

•Our business could be adversely affected by increases in the cost or volatility in the availability of aluminum or other raw materials.
•We are dependent on a limited number of suppliers for a substantial portion of our primary and scrap aluminum and certain other raw materials essential to our operations.

Business Risks – Strategy

•We may not be able to successfully implement our strategic decision to re-enter the packaging market in the U.S. and other geographies.
•We may be unable to realize future targets or goals established for our business segments, or complete projects, at the levels, projected costs or by the dates targeted.
•Our business and growth prospects may be negatively impacted by limits in our capital expenditures.

Business Risks – Information Security and Internal Controls

•Information technology system failures, cyber-attacks and security breaches may threaten the integrity of our intellectual property and sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on our financial condition and results of operations.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Risks Related to Employee Matters

•Labor disputes and other employee relations issues could adversely affect our business, financial condition or results of operations.
•A failure to attract, retain or provide adequate succession plans for key personnel could adversely affect our operations and competitiveness.

Risks Related to Legal Proceedings and Government Regulations

•Product liability, product safety, personal injury, property damage, and recall claims and investigations may materially affect our financial condition and damage our reputation.
•We may be exposed to significant legal proceedings, investigations or changes in U.S. federal, state or foreign law, regulation or policy.
•We are exposed to environmental and safety risks and are subject to a broad range of health, safety and environmental laws and regulations, which may result in substantial costs and liabilities.
•We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.
•We may be affected by global climate change or by legal, regulatory, or market responses to such change.
•Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our future profitability.

Risks Related to Our Indebtedness

•We have significant debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.
•Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to the Separation

•We have a limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we will achieve as a separate, publicly traded company and may not be a reliable indicator of our future results.
•We may not achieve some or all of the expected benefits of the separation.
•In connection with the separation into two public companies, we and Howmet agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to Howmet, our financial results could be negatively impacted. The Howmet indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which Howmet has been allocated responsibility, and Howmet may not be able to satisfy its indemnification obligations in the future.
•Howmet may fail to perform under various transaction agreements that were executed as part of the separation.
•If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, as well as Howmet and Howmet’s stockholders, could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify Howmet for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

PART I
Item 1. Business.
Overview
Arconic Corporation ("Arconic" or the "Company") is a global leader in manufacturing aluminum sheet, plate, extrusions and architectural products, serving primarily the ground transportation, aerospace, building and construction, industrial, and packaging end markets. We maintain a leadership position in our targeted markets through our global footprint of 22 primary manufacturing facilities, as well as various sales and service facilities, located across North America, Europe, the United Kingdom, Russia and China.

Arconic was previously a part of Arconic Inc., which was renamed Howmet Aerospace Inc. on April 1, 2020 in connection with the separation described below under “--The Separation Transaction.” Arconic Inc. was previously part of Alcoa Inc. (renamed Arconic Inc. in 2016).
The Separation Transaction
On April 1, 2020, Arconic completed its separation from Arconic Inc. and became an independent, publicly traded company. Arconic’s business includes the rolled aluminum products, aluminum extrusions, and architectural products operations that were formerly part of ParentCo. Howmet continues to own its engine products, engineered structures, fastening systems, and forged wheels operations. The separation occurred by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic to ParentCo common stockholders of record as of the close of business on March 19, 2020. Specifically, ParentCo common stockholders received one share of Arconic common stock for every four shares of ParentCo common stock held as of March 19, 2020 and cash in lieu of fractional shares.

Upon completion of the distribution, Arconic and Howmet became separate companies with separate management teams and separate boards of directors. Prior to the distribution, Arconic and ParentCo entered into a separation agreement. In connection with the separation, we entered into various other agreements to (i) implement the legal and structural separation between the two companies; (ii) govern the relationship between Arconic and Howmet after the completion of the separation; and (iii) allocate between Arconic and Howmet various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities.

Impact of the COVID-19 Pandemic On Our Business

For a discussion of the impact of the COVID-19 pandemic on our business, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the captions "Management Review of 2020 and Outlook for the Future" and "COVID-19 Pandemic."

Description of the Business
Our Portfolio
We manage our business operations through three reportable segments: Rolled Products, Building and Construction Systems ("BCS") and Extrusions. We strive to make our portfolio of facilities among the most operationally efficient in the industry. We are well positioned in attractive markets, and our long-term contracts with customers enhance the strength and stability of our business and our earnings. We believe our extensive manufacturing experience and our commitment to quality and innovation have put us in a leadership position among our primary competitors.
Rolled Products
Rolled products are used in the production of finished goods ranging from automotive body panels and airframes to industrial plate and brazing sheet. Sheet and plate are used extensively in the transportation industries as well as in building and construction and packaging. They are also used for industrial applications such as tooling plate for the production of plastic products.
Our Rolled Products segment produces a range of aluminum sheet and plate products for the following markets:

Ground Transportation — provides specialty aluminum sheet and plate products, including auto body sheet, structural reinforcement, proprietary heat exchanger products like multilayer brazing sheet, trailer and cab structures, vehicle components and sheet for fuel tanks.
Aerospace — supplies a wide range of highly differentiated sheet and plate products that meet strict quality requirements for aerospace applications, including polished fuselage sheet, structural parts, aluminum-lithium stringers, and wing skins.
Industrial — supplies a diverse range of industrial solutions for applications that include mold and tooling plate for semiconductors; general engineering/machinery and injection molding applications; specialty finishes for appliances, cosmetic packaging and RVs; tread plate/sheet for toolbox and flooring applications; and circles for cookware.
Building and Construction — supplies a wide range of products serving both the commercial and residential end markets, including roofing, architectural composite panels, ventilated facades and ceiling panels, spacers, culvert pipes and gutters.
Packaging — serves the packaging market in Europe and Asia through regional facilities located in Russia and China. The Company’s non-compete with Alcoa Corporation expired on October 31, 2020 and the Company has initiated a re-entry into the packaging market in North America, with efforts underway to increase can sheet capacity at select facilities and to engage in qualification runs. We do not expect the North American packaging market to contribute significantly to our results until 2022.
Rolled Products — Competitive Conditions
Our Rolled Products segment is one of the leaders in many of the aluminum flat rolled markets in which it participates, including ground transportation (including brazing sheet), aerospace, industrial and packaging markets. While Rolled Products participates in markets where we believe we have a significant competitive advantage due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products, in certain cases, our competitors are capable of making products similar to our products. We continuously work to maintain and enhance our competitive position through innovation: new alloys such as high-formability automotive alloys, aluminum lithium aerospace alloys, differentiated products such as our 5-layer brazing products and break-through processes such as A951™ bonding technology.

Some of our Rolled Products markets are global and some are more regionally focused. Participation in these markets by competitors varies. Additionally, there are a number of new competitors emerging, particularly in China and other developing economies. We expect that this competitive pressure will continue and increase in the future as customers seek to globalize their supply bases in order to reduce costs.

List of Major Competitors for Rolled Products:

AMAG (Austria)	Hydro (Norway)	Nanshan (China)
Constellium (France)	Kaiser Aluminum (USA)	Novelis (USA)
Granges (Sweden)	Kobe (Japan)	UACJ (Japan)
Rolled Products Principal Facilities
The table below sets forth our Rolled Products principal properties as of December 31, 2020.

Country	Location	Products
China	Kunshan	Sheet
	Qinhuangdao(1)	Sheet and Plate
Hungary	Székesfehérvár	Sheet, Plate, Slabs and Billets
Russia	Samara	Sheet, Plate, Extrusions, and Forgings
United Kingdom	Birmingham	Plate
United States	Davenport, IA	Sheet and Plate
	Danville, IL	Sheet and Plate
	Hutchinson, KS	Sheet and Plate
	Lancaster, PA	Sheet and Plate
	Alcoa, TN(2)	Sheet and Plate
___________________

(1)    Leased property or partially leased property.
(2)    In February 2019, we announced an investment of approximately $100 million to expand our hot mill capability and add downstream equipment capabilities to manufacture industrial and automotive aluminum products in our Alcoa, Tennessee facility. This project began in early 2019 and was essentially complete at the end of 2020.
Building and Construction Systems
Our Building and Construction Systems segment manufactures differentiated products and building envelope solutions, including entrances, curtain walls, windows, composite panel and coil coated sheet. The business operates in two markets: architectural systems, which carry the Kawneer® brand, and architectural products, which carry the Reynobond® and Reynolux® brands. The BCS segment has competitive positions in both markets, attributable to its strong brand recognition, high quality products and strong relationships through the building and construction value chain.
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
Building and Construction Systems — Competitive Conditions
In North America, our BCS segment primarily competes in the nonresidential building segment. In Europe, it competes in both the residential and nonresidential building segments. Our competitive advantage is based on strong brands, innovative products, customer intimacy and technical services.

In the architectural systems market, we compete with regional competitors like Apogee, YKK, and Oldcastle in North America and Schüco, Hydro/SAPA and Reynaers in Europe. The competitive landscape in the architectural systems market has been relatively stable since the mid-2000s, with the major competitors in North America and Europe remaining constant, despite some industry consolidation in North America during the late 2000s.

The primary product categories in architectural products are aluminum composite material and coil coated sheet. The market for our architectural products business is more global and primarily served by subsidiaries of larger companies like Alpolic (Mitsubishi Corporation), Alucobond (Schweiter Technologies) and Novelis (Aditya Birla Group).
List of Major Competitors for Architectural Systems:
•North America — Apogee, Oldcastle and YKK
•Europe — Schüco (Germany), Hydro/SAPA (Norway), Reynaers (Belgium) and Corialis (Belgium)
List of Major Competitors for Architectural Products:
•Composite Material — Alucobond, Alucoil and Alpolic
•Coil Coated Sheet — Euramax, Novelis and Hydro

Building and Construction Systems Principal Facilities
The table below sets forth our Building and Construction Systems principal properties as of December 31, 2020.

Country	Location	Products
Canada	Lethbridge, Alberta	Architectural Systems
France	Merxheim(1)	Architectural Products
United Kingdom	Runcorn	Architectural Systems
United States	Springdale, AR	Architectural Systems
	Visalia, CA	Architectural Systems
	Eastman, GA	Architectural Products
	Bloomsburg, PA	Architectural Systems
	Cranberry, PA	Architectural Systems
___________________
(1)    Leased property or partially leased property.
Principal facilities are listed, and do not include locations that serve as service centers or administrative offices. The service centers perform light manufacturing, such as assembly and fabrication of certain products.
Extrusions
Our Extrusions segment produces a range of extruded products, including automotive shapes (driveshafts, anti-lock brake housings, and turbo chargers), aerospace shapes (wing stringers, floor beams, fuselage, cargo), seamless tube, hollows, mortar fins, and high strength rod and bar. With process and product technologies that include large and small extrusion presses, integrated cast houses, horizontal heat treat furnaces, vertical heat treat furnaces, annealing furnaces, induction billet heating and ultrasonic inspection capabilities, our Extrusions segment serves a broad range of customers in several of our core markets, including the following:
Ground Transportation — provides aluminum extrusions for applications that include driveshafts for the automotive market and aluminum frame rails for the commercial transportation market.
Aerospace — supplies a wide range of applications for commercial airframes.
Industrial — supplies a diverse range of industrial solutions for applications that include rods and bars for building supplies and other industrial applications.
Our Extrusions plants are strategically located in close proximity to key customers, which offers a competitive advantage for markets that require products within short lead times. It also fosters close collaboration with customers who work with us to develop solutions that drive performance, safety and efficiency in their end products.
Extrusions — Competitive Conditions
The Extrusions segment is a prominent supplier in many of the markets in which it participates, including automotive (including driveshafts), aerospace, and industrial markets. Extrusions participates in markets where we believe we have a significant competitive position due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products. We continuously work to maintain and enhance our competitive position through innovation: new alloys such as aluminum lithium aerospace alloys and differentiated products.
Some of our Extrusions markets are worldwide and some are more regionally focused. Participation in these segments by competitors varies. Additionally, there are a number of other competitors emerging, particularly in China and other developing economies. We expect that this competitive pressure will continue and increase in the future as customers seek to globalize their supply bases in order to reduce costs.
List of Major Competitors for Extrusions:

Constellium (France)	Otto Fuchs (Germany)	Unna (Germany)
Impol (Poland)	Taber (USA)	Ye Fong (Taiwan)
Kaiser Aluminum (USA)	UAC (USA/Romania)
Extrusions Principal Facilities
The table below sets forth our Extrusions principal properties as of December 31, 2020.

Country	Location	Products
Germany	Hannover(1)	Extrusions
United States	Chandler, AZ(1)	Extrusions
	Lafayette, IN	Extrusions
	Massena, NY(1)	Extrusions
___________________
(1)    Leased property or partially leased property.
End Market and Customer Revenues
We provide products to customers in a number of end markets, and the revenues from any end market may vary from year to year. For more information regarding revenues by major end markets served, see Note C to the Consolidated Financial Statements in Part II. Item 8. "Financial Statements and Supplementary Data." In addition, the demand for products in certain end markets is concentrated in a relatively small number of customers. We have multi-year contracts with many of our key customers, primarily in the aerospace and ground transportation end markets. These contracts indirectly expose us to changes in these customers' end markets, and the loss of sales under these contracts could have a material adverse effect on our business if such sales are not replaced by sales to other customers.
Customer and Distribution Channel
Rolled Products and Extrusions
Our Rolled Products and Extrusions segments have two primary sales channels: direct sales to our customers and sales to distributors.
Direct Sales
Our Rolled Products and Extrusions segments supply various customers all over the world through a direct sales force operating from individual facilities or sales offices. The direct sales channel typically serves very large, sophisticated customers and OEMs, but can also service medium and small size customers as well. Long-standing relationships are maintained with leading companies in industries using aluminum rolled and extruded products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. As the manufacture of higher content aluminum vehicles continues to grow, we continue to develop long-term relationships with the automotive OEMs. In some cases, the products we supply are proprietary in nature. Further, certain industries, such as automotive and aerospace, and their related customers require suppliers to complete a rigorous qualification process. The ability to obtain and maintain these qualifications is an important part of doing business in these segments. A customer’s cost to switch and either find a new product or qualify a new supplier can be significant, so it is in both the customer’s and the supplier’s best interest to maintain these relationships.
Distributors
Our Rolled Products and Extrusions segments also sell their products through third-party distributors. Customers of distributors are typically widely dispersed, and sales through this channel are usually highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use segments in smaller quantities.
Building and Construction Systems
Our Building and Construction Systems segment supplies architectural facade systems and products principally in North America and Europe but also globally through both direct sales and distributors. Its typical customers are installers or fabricators who purchase product on a project-by-project basis. Long-standing relationships are maintained with its leading customers. BCS also maintains an e-commerce platform for numerous standard architectural products for use by its North American customers and offers standard architectural products for purchase in its service centers.

Sources and Availability of Raw Materials

Important raw materials used by Arconic are: primary aluminum for remelting (sows, t-bars, and ingots, including high purity and off-grade), aluminum alloyed and unalloyed casthouse products (including rolling slab and billet), aluminum scrap, alloying materials (including, but not limited to, magnesium, copper, and zinc), aluminum coil, electricity, natural gas, coatings, lube oil, packaging materials, and resin. Generally, other materials are purchased from third-party suppliers under competitively priced supply contracts or bidding arrangements. We believe that the raw materials necessary to the Arconic businesses are and will continue to be available.
Intellectual Property
We believe that our domestic and international intellectual property assets provide us with a significant competitive advantage, as we continue to strive to improve our products and processes. Our rights under our patents, as well as the products made and sold under them, are important to us as a whole, and to varying degrees, important to each business segment. The patents owned by us generally concern metal alloys, particular products, manufacturing equipment or techniques. Our business as a whole is not, however, materially dependent on any single patent, trademark or other intellectual property. As a result of product development and technological advancement, we continue to pursue patent protection in jurisdictions throughout the world. As of December 31, 2020, our worldwide patent portfolio consists of approximately 475 granted patents and 200 pending patent applications. Patent terms extend for varying periods based on the filing date or the grant date in the various countries where we have or have applied for patent protection. The actual protection afforded by a patent varies from country to country, with the most significant variations relating to the scope of patent protection and the legal remedies available.

With respect to domestic and foreign trademarks, we have many that have significant recognition within the markets that are served. Examples include the name “Arconic” and the Arconic symbol for aluminum products, Kawneer for building panels, and Reynobond and Reynolux for architectural products. As of December 31, 2020, our worldwide trademark portfolio consists of approximately 900 registered trademarks and 200 pending trademark applications. Our rights under our trademarks are important to us as a whole and, to varying degrees, important to each business segment. Trademark protection continues in some countries for as long as the mark is used and in others for as long as it remains registered. Registration generally are periodically renewable for additional fixed terms.
Research and Development
We engage in research and development programs that include process and product development, and basic and applied research. The Arconic Technology Center (ATC), located in New Kensington, Pennsylvania, serves as the headquarters for our research and development efforts, with additional research and development facilities in Norcross, Georgia, Runcorn, United Kingdom, Vendargues, France, and Harderwijk, Netherlands. These facilities focus on innovation and have given us a leading position in the development of proprietary next-generation specialty alloys and manufacturing processes as evidenced by our robust intellectual property portfolio.

Government Regulations

As a global company, our business is subject to government regulations in various jurisdictions in which we operate. We believe we are materially compliant with all applicable government laws and regulations, and maintaining compliance, other than as noted below, is not expected to materially affect our capital expenditures, earnings or competitive position. Any new or amended laws or regulations that impose significant operational restrictions and compliance requirements may negatively impact our business, capital expenditures, earnings, and competitive position. Additional information is included in Part I. Item 1A. "Risk Factors."

Our operations are subject to national, federal, state and local environmental, health and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, chemical usage and workplace safety requirements and protocols. We maintain a global environmental, health and safety program that includes appropriate policies and procedures; dedicated environmental, health and safety personnel; appropriate handling of waste materials and hazardous materials; monitoring, reporting and remediating environmental, health, and safety issues; compliance auditing; and training, among other measures.

Approved capital expenditures for new or existing facilities for environmental control are approximately $13 million for 2021. Additional information relating to environmental matters is included in Note T to the Consolidated Financial Statements included in Part II. Item 8. "Financial Statements and Supplementary Data" under the caption “Contingencies and Commitments — Contingencies - Environmental Matters.”

Other than the foregoing, we do not anticipate any material capital expenditures during fiscal 2021 related to compliance with environmental or other government regulations.
Human Capital Resources
At Arconic, we are committed to living our core values by protecting and improving the health and safety of our employees, our communities and the environment. We cultivate an inclusive and diverse culture that advocates for equity, acts with integrity, and upholds high standards for human rights. We strengthen our global workforce by providing learning opportunities, employee engagement programs and talent development efforts that drive innovation, agility, people development and collaboration.

Our worldwide employment at the end of 2020 was approximately 13,400 employees located in 20 countries. The breakdown of our employees by region is as follows:

Region	Percentage of Total Population
Americas	57%
Europe, Middle East and Africa	37%
Asia	6%

Turnover

In response to the COVID-19 global pandemic, the Company initiated significant cost savings efforts, which included a workforce restructuring, temporary salary reductions and a suspension of the Company’s matching contributions to the 401(k). During 2020, the Company’s employee base was reduced by approximately 2,000, largely due to cost-saving initiatives and strategic dispositions, resulting in a distorted employee turnover rate.

Collective Bargaining Representation

We believe in freedom of association. We respect an individual’s choice to be represented by – or not be represented by – a union or other legally authorized associations or organizations in accordance with the laws of the countries in which we operate. Many of our employees are represented by labor unions. We believe that relations with our employees and any applicable union representatives generally are good. In the United States, approximately 3,600 employees are represented by various labor unions. The largest collective bargaining agreement is the master collective bargaining agreement between us and the United Steelworkers (“USW”). The USW master agreement covers approximately 3,000 employees at four U.S. locations. The current labor agreement expires on May 15, 2022. There are seven other collective bargaining agreements in the United States with varying expiration dates. On a regional basis, there are agreements between Arconic and unions with varying expiration dates that cover employees in Europe, Russia, North America, South America, and Asia.

Governance

Following the separation, the Board of Directors expanded the responsibilities of our Compensation and Benefits Committee to include the oversight of talent management, which includes (i) talent management strategies, such as the Company’s recruitment, development, promotion and retention programs; (ii) policies and practices promoting diversity and inclusion within the Company; and (iii) key metrics and objectives related to the Company’s talent. Our Board of Directors is also committed to our talent management and has retained direct oversight responsibilities for the Company’s succession plan, its environmental, social and governance (“ESG”) strategy and our safety practices.

Diversity and Inclusion

We are dedicated to maintaining an environment where everyone feels valued, and we celebrate both the differences and similarities among our people. We also believe that diversity in all areas, including cultural background, experience and thought, is essential in making our Company stronger. The breakdown of our female and ethnic minority employees globally, as members of management and as executives is as follows:

	Total %	Management[3] %	Executive[4] %
Women[1]	20.5%	22.1%	37.5%
Minorities[2]	21.2%	12.4%	20.2%

1 Percentages are on a global basis
2 Percentages are on a U.S. basis only
3 Represents members of management, other than executives
4 Represents our executive leaders who serve in a Vice President or higher role
Following the separation, we established an Inclusion and Diversity Council chaired by our Chief Executive Officer and revitalized our six employee resource groups (“ERGs”) with executives volunteering as executive sponsors for each group, and the key leadership positions in each ERG have been newly appointed. Our six ERGs – Arconic African Heritage Network, Arconic Hispanic Network, Arconic Next Generation Network, Arconic Veterans Network, Thrive Network (Women) and Spectrum (LGBTQ+) – reflect an inclusive, respectful and values-based company culture. All of our employees are encouraged to participate in these grassroots, employee-led organizations that:

•Drive employee engagement through community outreach around science, technology, engineering and mathematics (STEM) education;
•Provide learning and development opportunities for employees;
•Help position Arconic as a global employer of choice through strategic recruiting activities;
•Inform Company policies around diversity and inclusion; and
•Reinforce our brand through key external endorsements like the Human Rights Campaign and Catalyst.

In 2020, we launched a Grow Together Inclusion and Diversity awareness campaign to kick-off our long-term initiative to support inclusion, diversity and social justice through leadership sponsorship and employee engagement worldwide. The campaign encouraged employees to take actions related to inclusion, diversity or social justice through learning activities, volunteering and donating to any non-profit organization with a social equity mission that were recommended by our ERGs. At the conclusion of the campaign, Arconic employees had exceeded the original goal, logging more than 2,200 actions, which included approximately 1,500 education actions, 260 volunteering actions, and more than $100,000 in personal donations to nonprofits of their choice. As a result, the Arconic Foundation, an independently endowed foundation and the charitable arm of the Company, granted each of the six selected organizations $60,000, for a total of $360,000.

Talent Development

We are committed to enabling employees and next-generation leaders to reach their goals through strategic planning, training and leadership development. We support the businesses and resource units throughout our integrated approach, that we call the People Experience program, which starts at recruitment and continues throughout career development, advancement and succession planning to enable our people to perform successfully. We offer various resources to support employees in achieving and enhancing their development objectives. We provide learning and development opportunities and equip our leaders with the skills and tools to provide ongoing coaching and feedback so employees can maximize their performance and potential, delivering success for Arconic and the individual.

Health and Safety

We value human life above all else and are committed to operating worldwide in a safe, responsible manner which respects the environment and the health of our employees, our customers and the communities where we operate. Our strong health and safety culture empowers our employees and contractors to take personal responsibility for their actions and the safety of their coworkers. Our focus on safety also includes an ongoing commitment to maintaining a secure work environment that respects the dignity and worth of every employee, which drives our continuous improvement approach in our robust safety programs. Our employees play an important role in actively supporting a workplace that is free of violence, threats, intimidation, and harassment. This culture is supported by internal policies, standards, rules and procedures that clearly articulate our stringent expectations for working safely and maintaining a secure work environment in all of our facilities worldwide.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. We established strict requirements for onsite work that is continually assessed against the Center for Disease Control (“CDC”) and other expert guidance to assure that we are providing a safe work environment. For all positions that were not required to be onsite, we implemented work from home protocols and encouraged the use of technology to support our collaborative work environment.

During 2020, we had zero employee and contractor fatalities, which was the fifth consecutive year that we achieved this important milestone. We are committed to continuing to achieve zero fatalities and keeping fatality prevention as a major focus. We have conducted our annual fatality assessments for each location remotely due to the COVID-19 pandemic. We have prioritized our risk management processes toward fatality and serious injury potential to focus on the most impactful hazards that have the potential for life-altering outcomes. In addition, during 2020, all of our key safety rates remained significantly below the most recent U.S. industry averages. At 0.55, our 2020 days away, restricted and transfer (“DART”) was 3% lower than our 2019 DART of 0.57. Our 2020 total recordable incident rate (“TRR”) of 0.95 (recorded in accordance with OSHA record keeping requirements) was 23% lower than our 2019 TRR of 1.24.

Information about our Executive Officers

The following table sets forth information, as of February 23, 2021, regarding the individuals who are executive officers of Arconic Corporation.

Name	Age	Position
Timothy D. Myers	55	Chief Executive Officer
Erick R. Asmussen	54	Executive Vice President and Chief Financial Officer
Melissa M. Miller	49	Executive Vice President and Chief Human Resources Officer
Diana C. Toman	42	Executive Vice President, Chief Legal Officer and Secretary
Mark J. Vrablec	60	Executive Vice President and Chief Commercial Officer

Timothy D. Myers has served as President of Arconic Corporation since February 2020 and as Chief Executive Officer since April 2020. From October 2017 to April 2020, Mr. Myers served as Executive Vice President and Group President, Global Rolled Products, which was restructured in contemplation of the Separation to include the Extrusions and Building and Construction Systems businesses of ParentCo. From May 2016 to June 2019, he served as Executive Vice President and Group President of ParentCo’s Transportation and Construction Solutions segment, which then comprised Arconic Wheel and Transportation Products and Building and Construction Systems and which segment was eliminated in the third quarter of 2019, with the Building and Construction Systems business then moved to the Global Rolled Products segment. Prior to that assignment, he was President of Alcoa Wheel and Transportation Products, from June 2009 to May 2016. Mr. Myers was Vice President and General Manager, Commercial Vehicle Wheels for the Alcoa Wheel Products business from January 2006 to June 2009. Mr. Myers joined Alcoa in 1991 as an automotive applications engineer in the Commercial Rolled Products Division, and held a series of engineering, marketing, sales and management positions with Alcoa and ParentCo since that time.

Erick R. Asmussen has served as Executive Vice President and Chief Financial Officer of Arconic Corporation since February 2020. Mr. Asmussen previously served as Senior Vice President and Chief Financial Officer of Momentive Performance Materials Inc. from May 2015 to July 2019. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 and served in multiple leadership roles, including Vice President of Strategy, Planning and Corporate Development, Worldwide Controller, Tax Director and Treasurer. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation, and Arthur Andersen LLP.

Melissa M. Miller has served as Executive Vice President and Chief Human Resources Officer of Arconic Corporation since April 2020. From October 2017 until April 2020, Ms. Miller served as Vice President of Human Resources for ParentCo’s Global Rolled Products business, which was restructured in contemplation of the Separation to include the Extrusions and Building and Construction Systems (BCS) businesses of ParentCo. From May 2016 until October 2017, Ms. Miller served as Vice President of Human Resources for the business segment that comprised the BCS business and Arconic Wheel & Transportation Products. From June 2011 until February 2016, Ms. Miller served as Global Human Resources Director of the BCS business. Ms. Miller joined Alcoa in 2005 and has held multiple leadership roles at Alcoa and ParentCo with a broad spectrum of progressive HR responsibilities, including HR strategy and delivery, talent management, workforce planning, succession planning, employee engagement, campus partnerships, HR technology, growth in emerging markets, merger integrations, turnarounds and employee/labor relations. Prior to joining Alcoa, Ms. Miller served in several HR-related roles at Marconi (formerly known as FORE Systems) for more than seven years.

Diana C. Toman has served as Executive Vice President, Chief Legal Officer and Secretary of Arconic Corporation since March 2020. Ms. Toman also serves as the President and as a Director of the Arconic Foundation, which is an independently endowed foundation and the charitable arm of Arconic. From November 2015 to July 2019, Ms. Toman served as Senior Vice President, General Counsel and Corporate Secretary for Compass Minerals International, Inc. From March 2010 to October 2015, Ms. Toman served in multiple leadership roles at General Cable Corporation, including as Vice President, Strategy and General Counsel, Asia Pacific & Africa, and Vice President, Assistant General Counsel and Assistant Secretary. Prior to joining General Cable, Ms. Toman held legal positions at Gardner Denver, Inc. from October 2006 to February 2010 and Waddell & Reed Financial, Inc. from August 2003 to October 2006. She began her career as an attorney with the law firm of Levy & Craig, P.C.

Mark J. Vrablec has served as Executive Vice President and Chief Commercial Officer of Arconic Corporation since April 2020. From February 2019 to April 2020, Mr. Vrablec served as Vice President for ParentCo’s Global Rolled Products business, which was restructured in contemplation of the Separation to include the Extrusions and Building and Construction Systems businesses. From July 2017 to February 2019, Mr. Vrablec served as Vice President, Global Rolled Products Commercial and Business Development. From November 2016 to July 2017, Mr. Vrablec served as President of the Aerospace and Automotive Products business, holding the same role for Alcoa from October 2015 until November 2016. From September 2011 until October 2015, Mr. Vrablec served as President of Alcoa’s Aerospace, Transportation and Industrial Rolled Products business. Mr. Vrablec joined Alcoa in 1982 as a metallurgist, and has held a series of quality assurance, operations, and management positions with Alcoa and ParentCo since that time.

Available Information

The Company’s Internet address is http://www.arconic.com. Arconic makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). The information on the Company’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

Item 1A. Risk Factors.
Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition, or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially adversely affect us in future periods

Business Risks – Global Pandemic and Economic Conditions

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

•Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we will need to significantly modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. On April 8, 2020, we announced that we would idle or decrease production at certain of our manufacturing facilities. While we have since resumed most of these manufacturing operations, the extent and continuation of resumed operations and future shutdowns will be dependent on facts and circumstances as they unfold, including the restrictions and limitations noted above. Furthermore, additional shutdowns, other than those required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. We may also face challenges in restoring our production levels, if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or our customers’ and suppliers’ workforces or continue to disrupt demand and limit the capabilities of our suppliers. Any of these limitations or restrictions could result in our being unable to fully perform, or increase our costs to perform, under production and delivery contracts. A sustained impact to our operations and financial results may require material impairments of our assets including, but not limited to, inventory, goodwill, intangible assets, long-lived assets, right-of-use assets, and deferred income tax assets. While we have already taken action to reduce costs, including announcing certain temporary and permanent headcount and temporary salary reductions (which were reinstated effective September 1, 2020), deferring the initiation of post-separation dividends and reducing the levels of our capital expenditures, such cost-saving initiatives may not offset the material adverse effect of COVID-19 on our business, results of operations, financial condition, liquidity and/or cash flows to the extent anticipated. In addition, we have incurred certain additional costs as a result of COVID-19, including increased operating costs associated with protective equipment and workforce restructuring actions. While the measures we have taken are anticipated to result in cost savings, we may not achieve the targeted levels of cost savings in connection with the measures described above or any other measures we have taken or may take. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic and/or the other risks described in this report could require us to take additional cost-saving actions or modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to COVID-19.

•Customer and supplier risks: Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products, and we have limited visibility into future demand. Several of our customers, including our significant ground transportation and aerospace customers, temporarily suspended operations or have taken cost-cutting actions. While many of these customers have resumed operations, it is impossible to predict when we will experience the positive impacts, if any, of such resumption. For customers who have not resumed operations, it is not possible to predict with certainty when such operations, or parts thereof, may be resumed. In addition, resumed operations may need to be suspended again on one or more occasions. We have provided concessions and contract modifications to certain customers, and may do so with additional customers, which may adversely affect our results of operations and cash flows. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition, liquidity and/or cash flows.

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

•Liquidity and credit risks: Availability under our asset-based lending credit facility (the "ABL Credit Facility" and the credit agreement forming a part of the ABL Credit Facility, the "ABL Credit Agreement") is based on a borrowing base calculation, and at January 25, 2021 our borrowing base was calculated at $732 million. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under the ABL Credit Facility, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the springing financial maintenance covenant included in the ABL Credit Facility to the extent such covenant becomes applicable, including as a result of potential increases in our net debt or future reductions in our EBITDA. We may face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors, including overall market conditions. Future downgrades could further adversely affect our cost of funding and related margins, liquidity, competitive position and access to capital markets, and have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain of our indebtedness, which could adversely affect our business, results of operations, financial condition, liquidity and/or cash flows. Although the U.S. federal and other governments have implemented a number of funding programs to support businesses, and may announce additional programs in the future, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.

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

•End user risk: Our customers’ businesses may be impacted by the financial condition of or other restrictions on the end users of their products or services. In particular, the interruption of regional and international air travel from COVID-19 has resulted in a significant decrease in business and leisure traffic, which is having a material adverse effect on our air transportation customers. The economic impact on individual consumers has changed spending levels and consumption preferences, which continues to have an adverse effect on our automotive customers. In both instances, this has in turn reduced demand for our services and products. Changes in passenger air travel trends and the employment and economic condition of individual consumers arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.

The COVID-19 pandemic may also exacerbate other risks disclosed in this Form 10-K, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business, results of operations, financial condition, liquidity and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial condition, liquidity and/or cash flows.

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

Further, the demand for our ground transportation products is driven by the number of vehicles produced by automotive and commercial transportation manufacturers and volume of aluminum content per vehicle. The automotive industry is sensitive to general economic conditions, including credit markets and interest rates, and consumer spending and preferences regarding vehicle ownership and usage, vehicle size, configuration and features. Automotive and commercial transportation sales and production can also be affected by other factors, including the age of the vehicle fleet and related scrap rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, interest rates, health and safety concerns and levels of competition both within and outside of the aluminum industry.

Our products are used in a variety of industrial applications, including mold and tooling plate for semiconductors; general engineering/machinery and injection molding applications; specialty finishes for appliances, cosmetic packaging, and vehicle components; tread plate and sheet; and building and construction products. The common alloy sheet market, which is a significant portion of the total industrial products market, is particularly sensitive to the volume imports of common alloys into the United States. The implementation of anti-dumping and countervailing duties imposed on Chinese common alloy sheet during 2018 has led to a significant decrease in the volume of imports from China. However, that decrease has resulted in a significant increase in imports of common alloy into the United States from other countries, which could lead to softening prices and market saturation. The United States subsequently imposed tariffs on aluminum imports from 18 other countries; however, a final decision regarding these tariffs has not been rendered by the United States International Trade Commission,

and it is unclear whether the tariffs will be upheld, repealed or reduced. Accordingly, the impact of the tariffs and any action related to the tariffs on current import levels is difficult to predict at this time.

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

In addition, our ABL Credit Facility bears interest at rates equal to the London Interbank Offering Rate (“LIBOR”) plus a margin. Accordingly, we will be subject to risk from changes in interest rates on the variable component of the rate. Further, the administrator of LIBOR is expected to cease publication of LIBOR rates between early 2022 and mid-2023, and the U.S. banking regulatory authorities have issued guidance encouraging banks to transition away from LIBOR as soon as practicable. The consequences of these developments cannot be entirely predicted, but could include changes in the cost of our variable rate indebtedness.

We also face risks arising from the imposition of cash repatriation restrictions and exchange controls. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs. We currently have substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China, as well as an outstanding injunction preventing our ability to repatriate cash from our Russia operations, and, if we were to need to repatriate or convert such cash, these controls and restrictions may have an adverse effect on our operating results and financial condition.

Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities.

We have operations or activities in numerous countries and regions outside the United States, including Russia, Europe, the United Kingdom, Canada, and China. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade, including:

•economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations and policies, such as those related to tariffs, sanctions and trade barriers (including tariffs imposed by the United States as well as retaliatory tariffs imposed by China or other foreign entities), taxation, exchange controls, employment regulations and repatriation of assets or earnings;
•geopolitical risks such as political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions, and renegotiation or nullification of existing agreements;
•war or terrorist activities;
•kidnapping of personnel;
•major public health issues such as an outbreak of a pandemic or epidemic (including the COVID-19 pandemic, which has resulted in travel restrictions and shutdown of certain businesses globally, Sudden Acute Respiratory Syndrome, Avian Influenza, H7N9 virus, or the Ebola virus), which could cause disruptions in our operations, workforce, supply chain and/or customer demand;
•difficulties enforcing contractual rights and intellectual property, including a lack of remedies for misappropriation, in certain jurisdictions;

•changes in trade and tax laws that may impact our operations and financial condition and/or result in our customers being subjected to increased taxes, duties and tariffs and reduce their willingness to use our services in countries in which we are currently manufacturing their products;
•rising labor costs;
•labor unrest, including strikes;
•compliance with antitrust and competition regulations;
•compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;
•aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;
•compliance with the Foreign Corrupt Practices Act and other anti-bribery and corruption laws;
•compliance with U.S. laws concerning trade, including the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions, regulations and embargoes administered by the U.S. Department of Treasury’s Office of Foreign Assets Control;
•imposition of currency controls;
•compliance with data privacy regulations; and
•adverse tax laws and audit rulings.

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

In March 2017, the United Kingdom formally triggered the process to withdraw from the European Union (also referred to as “Brexit”) following the results of a national referendum that took place in June 2016. The United Kingdom’s withdrawal from the European Union became effective on January 31, 2020, and the United Kingdom and the European Union agreed to terms of the withdrawal in December 2020. The ultimate effects of Brexit on us are difficult to predict, but because we currently operate and conduct business in the United Kingdom and in Europe, Brexit could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.

We provide defined benefit pension and retiree healthcare benefits to eligible employees and retirees. Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement benefit plans, reductions in the fair value of plan assets, significant changes in market interest rates, investment losses or lower than expected returns on plan assets, and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with GAAP.

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For a discussion regarding how our financial statements can be affected by pension and other post-retirement benefits accounting policies, see Note B to the Consolidated Financial Statements in Part II. Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of

Operations--Critical Accounting Policies and Estimates.” Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans. The defined benefit plans were underfunded as of December 31, 2020 by approximately $1.3 billion based on actuarial methods and assumptions in accordance with GAAP. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans and future cash contributions may increase or decrease. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Contractual Obligations and Off-Balance Sheet Arrangements--Contractual Obligations" and "--Obligations for Operating Activities" for additional information regarding expected contributions and benefit payments in 2021.

Business Risks – Competition and Customers

We face significant competition, which may have an adverse effect on profitability.

The markets for our products are highly competitive. Our competitors include a variety of both U.S. and non-U.S. companies in all major markets. New product offerings, new technologies in the marketplace or new facilities may compete with or replace our products. The willingness of customers to accept substitutes for our products, the ability of large customers to exert leverage in the marketplace to affect the pricing for our products, and technological advancements or other developments by or affecting our competitors or customers could adversely affect our business, financial condition or results of operations. See Part I. Item 1. Business “Our Portfolio-Rolled Products—Rolled Products—Competitive Conditions,” “Our Portfolio—Extrusions—Extrusions Competitive Conditions,” and “Our Portfolio—Building and Construction Systems—Building and Construction Systems Competitive Conditions” for additional information about competition in the markets for our products.

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

Additionally, a significant downturn or deterioration in the business or financial condition or loss of a key customer could affect our financial results. Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability that negatively impact the customer's ability to make full or timely payment or that require us to restructure payment terms, weak demand for their products, or other difficulties in their businesses. For example, in 2019, Boeing announced a temporary reduction in the production rate of, and subsequently announced a temporary suspension of production of, the Boeing 737 MAX aircraft. While the Boeing 737 MAX aircraft has returned to service, Boeing has not resumed production at the same levels as in periods prior to the suspension, which is expected to continue to result in depressed sales of aluminum sheet and plate products that we produce for Boeing airplanes. As no firm timeline has been established for full-scale production of this aircraft, we are currently unable to definitively quantify any such potential impact.

Our customers may also change their business strategies or modify their business relationships with us, including to reduce the amount of our products they purchase or to switch to alternative suppliers. If our customers reduce, terminate or delay purchases from us due to the foregoing factors or otherwise and we are unsuccessful in replacing such business in whole or in part or replace it with less profitable business, our financial condition and results of operations may be adversely affected.

Our customers may reduce their demand for aluminum products in favor of alternative materials.

Certain applications of our aluminum-based products compete with products made from other materials, such as steel, titanium, plastics, glass and composites. The willingness of customers to pursue materials other than aluminum often depends upon the desire to achieve specific attributes. For example, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to reduce the weight and increase the fuel efficiency of aircraft. The automotive industry, while motivated to reduce vehicle weight through the use of aluminum, may revert to steel or other materials for certain applications. The packaging industry continues to experience advances in alternative materials, such as plastics, glass and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and recyclability. Further, the decision to use aluminum may be impacted by aluminum prices or compatibility of aluminum with other materials used by a customer in a given application. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition or results of operations.

We may face challenges to our intellectual property rights which could adversely affect our reputation, business and competitive position.
We own important intellectual property, including patents, trademarks and copyrights. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Despite our controls and safeguards, our technology may be misappropriated by our employees, our competitors or other third parties. The pursuit of remedies for any misappropriation of our intellectual property is expensive and the ultimate remedies may be deemed insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of our intellectual property increases despite efforts we undertake to protect it. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce our rights sufficiently, could adversely affect our business and competitive position.

Business Risks – Operations and Product Development

We could encounter manufacturing difficulties or other issues that impact product performance, quality or safety, which could affect our reputation, business and financial condition and results of operations.

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

We are under contract to supply aluminum sheet, plate and extrusions for a number of new and existing commercial and general aviation aircraft programs, as well as aluminum sheet and extrusions for a number of aluminum-intensive automotive vehicle programs. Many of these programs are scheduled for production increases over the next several years. If we fail to meet production levels or encounter difficulty or unexpected costs in meeting such levels, it could have a material adverse effect on our business, financial condition or results of operations. Similarly, program cancellations, reductions or delays could also have a material adverse effect on our business.

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

Interruptions in production could result in significant increases in our costs and reductions in our sales. Any interruption in production capability could require us to incur costs for premium freight, make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate certain of our losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost profits or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, results of operations, financial condition and cash flow.

We may be unable to develop innovative new products or implement technology initiatives successfully.

Our competitive position and future performance depend, in part, on our ability to:
•identify and evolve with emerging technological and broader industry trends in our target end-markets;
•identify and successfully execute on a strategy to remain an essential and sustainable element of our customers’ supply chains;
•fund, develop, manufacture and bring innovative new products and services to market quickly and cost-effectively;
•monitor disruptive technologies and understand customers’ and competitors’ abilities to deploy those disruptive technologies; and
•achieve sufficient return on investment for new products based on capital expenditures and research and development spending.

We are working on new developments for a number of strategic projects, including alloy development, engineered finishes and product design, high speed continuous casting and rolling technology and other advanced manufacturing technologies. For more information on our research and development programs, see Part I, Item 1. Business “Research and Development.”

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

Business Risks – Supply Chain

Our business could be adversely affected by increases in the cost or volatility in the availability of other raw materials.

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

Business Risks – Strategy

We may not be able to successfully implement our strategic decision to re-enter the packaging market in the U.S. and other geographies.

We have made a strategic decision to re-enter the packaging market in the U.S. and other geographies. Our re-entry into these markets involves investment of management time and financial resources, including capital investments in machinery, application of research and development resources to developing innovations in packaging materials, re-tooling portions of our rolled products capacity to produce materials designed to suit the needs of customers in the packaging market, supplementing our workforce to fulfill capacity, and engaging with a new customer base that has different needs than our aerospace, automotive, and industrial customers. In addition, the competitive landscape in the packaging market involves not only some of our current key competitors, but also new competitors offering alternative packaging materials, particularly plastics and glass products, many of whom are larger and more established in the packaging market than we are. If we are unsuccessful in implementing our re-entry into the packaging market in the U.S. or other geographies, or if we experience significant delays or unexpected costs in doing so, our financial condition and results of operations may be materially adversely affected.

We may be unable to realize future targets or goals established for our business segments, or complete projects at the levels, projected costs or by the dates targeted.

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

We require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of our existing facilities. Insufficient cash generation or capital project overruns may negatively impact our ability to fund as planned our sustaining and return-seeking capital projects. Over the long term, our ability to take advantage of improved market conditions or growth opportunities in our businesses may be constrained by earlier capital expenditure restrictions, which could adversely affect the long-term value of our business and our position in relation to our competitors.

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

In addition, we have participated in, and may continue to participate in, joint ventures, strategic alliances and other similar arrangements from time to time. Although we have, in connection with past and existing joint ventures, sought to protect our interests, joint ventures and strategic alliances inherently involve special risks. Whether or not we hold majority interests or maintains operational control in such arrangements, our partners may:

•have economic or business interests or goals that are inconsistent with or opposed to ours;
•exercise veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;
•take action contrary to our policies or objectives with respect to investments; or
•as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance or other agreements, such as contributing capital to expansion or maintenance projects.

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

Major credit rating agencies evaluate our creditworthiness and give us specified credit ratings. These ratings are based on a number of factors, including our financial strength and financial policies as well as our strategies, operations and execution. These credit ratings are limited in scope, and do not address all material risks related to investment in us, but rather reflect only the view of each rating agency at the time the rating is issued. Nonetheless, the credit ratings we receive will impact our borrowing costs as well as the terms upon which we will have access to capital. Failure to obtain sufficiently high credit ratings could adversely affect the interest rate in future financings, our liquidity or our competitive position, and could also restrict our access to capital markets.

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

Business Risks –Information Security and Internal Controls

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

We believe that we face the threat of cyber-attacks due to the industries we serve, the locations of our operations and our technological innovations. These cyber-attacks may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers and vendors. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches, any of which could manipulate or improperly use our systems or networks, compromise confidential information, destroy or corrupt data, or otherwise disrupt our operations. We have experienced cybersecurity attacks in the past, including breaches of our information technology systems in which information was taken, and may experience them in the future, potentially with more frequency or sophistication. Based on information known to date, past attacks have not had a material impact on our financial condition or results of operations. However, due to the evolving nature of cybersecurity threats, the scope and impact of any future incident cannot be predicted.

We continually work to safeguard our systems and mitigate potential risks, and our enterprise risk management program and disclosure controls and procedures include elements intended to ensure that we analyze potential disclosure obligations arising from cyber-attacks and security breaches. However, there is no assurance that these safeguards and controls will be sufficient to detect, prevent, engage in timely response to, or report cyber-attacks or security breaches. The occurrence of cyber-attacks or security breaches could negatively impact our reputation and competitive position and could result in litigation with third parties, regulatory action, loss of business, diminution of the value of investments in research and development, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the regulations of the NYSE, and to the requirements of Section 404 of Sarbanes-Oxley which requires management to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Internal controls are also important in the prevention and detection of fraudulent activity. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely fashion. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of reporting, including financial reporting and financial statement preparation. If we are not able to maintain effective internal control over financial reporting or disclosure controls and procedures, or other accounting, financial management or reporting systems or procedures, or experience difficulties or delays in the implementation of systems or controls, we may not be able to accurately report our financial results or prevent fraud, and in some cases may be required to restate financial results. As a result, stockholders could lose confidence in our financial and other public reporting, could result in adverse regulatory consequences and/or loss of investor confidence, which could limit our ability to access the global capital markets and could have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our securities. In addition, the remediation of any ineffective internal controls could result in unforeseen expenses.

Risks Related to Employee Matters

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

Risks Related to Legal Proceedings and Government Regulations

Product liability, product safety, personal injury, property damage, and recall claims and investigations may materially affect our financial condition and damage our reputation.

The manufacture and sale of our products exposes us to potential product liability, personal injury, property damage and related claims. These claims may arise from failure to meet product specifications, design flaws in our products, malfunction of our products, misuse of our products, use of our products in an unintended, unapproved or unrecommended manner, or use of our products with systems not manufactured or sold by us. New data and information, including information about the ways in which our products are used, may lead regulatory authorities, government agencies or other entities or organizations to publish guidelines or recommendations, or impose restrictions, related to the manufacturing or use of our products.

In the event that a product of ours fails to perform as expected, regardless of fault, or is used in an unexpected manner, and such failure or use results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims, or may be required or requested by our customers to participate in a recall or other corrective action involving such product. In addition, if a product of ours is perceived to be defective or unsafe, sales of our products could be diminished, our reputation could be adversely impacted, and we could be subject to further liability claims. Moreover, events that give rise to actual, potential or perceived product safety concerns could expose us to government investigations or regulatory enforcement action.

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

For further discussion of potential liability associated with some of our products, including proceedings and investigations relating to the June 13, 2017 fire at the Grenfell Tower in London, U.K., see Note T to the Consolidated Financial Statements in Part II. Item 8. "Financial Statements and Supplementary Data" under the caption "Contingencies and Commitments - Contingencies."

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

The global and diverse nature of our operations means that these risks will continue to exist, and additional legal proceedings and contingencies may arise from time to time. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, including insurance arrangements with respect to these risks, such measures may provide inadequate protection against liabilities that may arise. In addition, various factors or developments can lead us to change current estimates of liabilities or make such estimates for matters previously insusceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that we cannot predict with certainty could have a material adverse effect on our financial condition, results of operations or cash flows in a particular period. Litigation and compliance efforts may require substantial attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows. For additional information regarding our legal proceedings, including proceedings and investigations relating to the June 13, 2017 fire at the Grenfell Tower in London, U.K., see Note T to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" under the Caption "Contingencies and Commitments - Contingencies."

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

We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.

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

Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, additional limits on emissions of greenhouse gases or Corporate Average Fuel Economy standards in the United States, and similar standards or requirements in the European Union or in other jurisdictions. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.

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

Corporate tax law changes continue to be analyzed in the United States and in many other jurisdictions. In particular, on December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, significantly reforming the U.S. Internal Revenue Code. During 2018, the Internal Revenue Service (the “IRS”) began a number of guidance projects which serve to both interpret and implement the 2017 Act. Those guidance projects, which include both Proposed and Final Treasury Regulations, have continued in 2020 and may continue into 2021. We continue to review the components of the 2017 Act, as well as the ongoing interpretive guidance, and evaluate our consequences. As such, the ultimate impact of the 2017 Act may differ from reported amounts due to, among other things, changes in interpretations and assumptions we have made to date; and actions we may take as a result of the 2017 Act and related guidance. These changes to the U.S. corporate tax system could have a substantial impact, positive or negative, on our future effective tax rate, cash tax expenditures, and deferred tax assets and liabilities.

Risks Related to Our Indebtedness

We have significant debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.

On February 7, 2020, we completed an offering for $600 million of 6.125% (fixed rate) Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). On May 13, 2020, we completed an offering of $700 million principal amount of 6.0% Senior

Secured First-Lien Notes due 2025 (the "2025 Notes"). Also on May 13, 2020, we entered into the ABL Credit Agreement, which provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 million, including a letter of credit sub-facility, a swingline loan sub-facility and an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350 million. We may also incur additional indebtedness in the future, including by drawing under the ABL Credit Facility.

This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase securities.

Subject to the restrictions in the indenture governing the 2025 Notes, the indenture governing the 2028 Notes and the ABL Credit Agreement, we, including our subsidiaries, have the ability to incur significant additional indebtedness. Although the terms of the 2025 Notes indenture, the 2028 Notes indenture and the ABL Credit Facility include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Adding new debt to our current debt levels could intensify the related risks that we and our subsidiaries face now or may face in the future. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt

Our indebtedness restricts our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.

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

Risks Related to the Separation

We have a limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we will achieve as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information included in this Annual Report on Form 10-K for periods prior to the separation refers to the Arconic as operated by and integrated with ParentCo for those periods. Our historical financial information is derived from ParentCo’s accounting records and is presented on a standalone basis as if Arconic was independent of ParentCo. Accordingly, the historical information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•Prior to the separation, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, were satisfied as part of the corporate-wide cash management policies of ParentCo. Our results of operations and cash flows may be more volatile as a separate, publicly traded company, and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Prior to the separation, our business was operated by ParentCo as part of its broader corporate organization, rather than as an independent company. ParentCo or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. Our historical financial results reflect allocations of corporate expenses from ParentCo for such functions, which may be less than the expenses we incur operating as a separate, publicly traded company.
•Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have sought to minimize the impact on us when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future.

•Prior to the separation, we took advantage of ParentCo’s overall size and scope to obtain more advantageous procurement terms. As a standalone company, we may be unable to obtain similar arrangements to the same extent as ParentCo did, or on terms as favorable as those ParentCo obtained, prior to completion of the separation.
•The cost of capital for our business may be higher than ParentCo’s cost of capital prior to the separation.
•Our historical financial information does not reflect the debt that we incurred as part of the separation.

Other significant changes have occurred and may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from ParentCo. For additional information about the past financial performance of our business, see Part II, Item 6. “Selected Financial Data,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data.”

We may not achieve some or all of the expected benefits of the separation.

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
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) we now may be more susceptible to market fluctuations and other adverse events than if we were still a part of ParentCo because our business is less diversified than ParentCo’s business prior to the completion of the separation; (2) as a standalone company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those ParentCo obtained prior to completion of the separation; (3) the separation required and may continue to require us to pay costs that could be substantial and material to our financial resources, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring new key senior management and personnel, tax costs and costs to separate information systems; and (4) under the terms of the tax matters agreement that we entered into with ParentCo, we are restricted from taking certain actions that could cause the distribution or certain related transactions to fail to qualify as tax-free and these restrictions may limit us for a period of time from pursuing certain strategic transactions and equity issuances or engaging in other transactions that might increase the value of our business. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flow.

In connection with the separation into two public companies, we and Howmet have agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to Howmet, our financial results could be negatively impacted. The Howmet indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which Howmet has been allocated responsibility, and Howmet may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation agreement and certain other agreements between ParentCo and us, each party has agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Howmet are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Howmet has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from Howmet for our benefit may not be sufficient to protect us against the full amount of such liabilities, and Howmet may not be able to fully satisfy its indemnification obligations.

Moreover, even if we ultimately succeed in recovering from Howmet any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

Howmet may fail to perform under various transaction agreements that were executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation and prior to the distribution, we and ParentCo have entered into the separation agreement and various other agreements, including a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases. The separation agreement, the tax matters agreement and the employee matters agreement, together with the documents and agreements by which the internal reorganization was effected, determines the allocation of assets and liabilities between the companies following the separation for those respective areas and includes any necessary indemnifications related to liabilities and obligations. We will rely on Howmet to satisfy its performance and payment obligations under these agreements. If Howmet is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers with respect to any of these services once certain transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline.

The terms of our agreements with ParentCo could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.

The agreements we entered into with ParentCo in connection with the separation, including the separation agreement, a tax matters agreement, an employee matters agreement, intellectual property license agreements, an agreement relating to the Davenport plant, metal supply agreements and real estate and office leases, were prepared in the context of the separation while we were still a wholly owned subsidiary of ParentCo. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of ParentCo. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, as well as Howmet and Howmet's stockholders, could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify Howmet for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution that ParentCo receive an opinion of its outside counsel, satisfactory to the ParentCo Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code. The opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of ParentCo and us, including those relating to the past and future conduct of ParentCo and us. If any of these facts, assumptions, representations, statements or undertakings was, or becomes, inaccurate or incomplete, or if ParentCo breaches its or we breach any of our respective representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the opinion of counsel, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel represented the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there is no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, as well as ParentCo and ParentCo’s stockholders, could be subject to significant U.S. federal income tax liability.

If the distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code, in general, for U.S. federal income tax purposes,

ParentCo would recognize taxable gain as if it had sold the our common stock in a taxable sale for its fair market value, and ParentCo stockholders who received our shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement entered into between ParentCo and us in connection with the separation, we generally are required to indemnify Howmet for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (1) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) certain of our other actions or failures to act, or (3) any of our representations, covenants or undertakings contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. In addition, we, Howmet, and the respective subsidiaries may continue to incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from transactions (including the internal reorganization) in non-U.S. jurisdictions, which may be material.

We may not be able to engage in desirable capital-raising or strategic transactions following the separation.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to our indemnity obligations described above, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from, among other things: (1) entering into any transaction pursuant to which all or a portion of our shares of stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing our shares of stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of our businesses. The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

The transfer to us of certain contracts, permits and other assets and rights required the consents or approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals were not obtained, we may not be entitled to the benefit of such contracts, permits and other assets and rights, which could increase our expenses or otherwise harm our business and financial performance.

The separation agreement provides that certain contracts, permits and other assets and rights were to be transferred from ParentCo or its subsidiaries to us or our subsidiaries in connection with the separation. The transfer of certain of these contracts, permits and other assets and rights required consents or approvals of third parties or governmental authorities or provide other rights to third parties. In addition, in some circumstances, we and ParentCo were joint beneficiaries of contracts, and the consents of third parties were required in order to split or separate the existing contracts or the relevant portion of the existing contracts to us or ParentCo.

If consents or approvals were not obtained in connection with the separation, the counter-parties may seek to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of adverse price changes, require us to expend additional resources in order to obtain the services or assets previously provided under the contract, or require us to seek arrangements with new third parties. As a result, we may be unable to benefit from the permits, assets and contractual commitments that were intended to be allocated to us as part of the separation from ParentCo, and we may be required to seek alternative arrangements to obtain services and assets which may be more costly and/or of lower quality. Any of these events could negatively impact our business, financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained and our stock price may fluctuate significantly.

For many reasons, including the risks identified in this Annual Report on Form 10-K, the market price of our common stock may be volatile. These factors may result in short-term or long-term negative pressure on the value of our common stock.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•sales of a significant number of our shares or other shifts in our investor base;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment under which we operate;
•actual or anticipated fluctuations in commodities prices; and
•domestic and worldwide economic conditions.

Individual stockholders' percentage of ownership of our common stock may be diluted in the future.

In the future, individual stockholders' percentage of ownership in our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. In addition, from time to time, we grant stock-based awards to our directors, officers and employees. Such awards will have a dilutive effect on the number of our shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock.

We cannot guarantee the timing, amount or payment of dividends on our common stock.

On April 1, 2020, our Board of Directors determined to defer initiating a dividend in light of current uncertainties resulting from the COVID-19 pandemic. The initiation, timing, declaration, amount and payment of future dividends to our stockholders falls within the discretion of our Board of Directors. The Board of Directors’ decisions regarding the payment of dividends depends on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. For more information, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Anti-takeover provisions could enable us to resist a takeover attempt by a third party and limit the power of our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•the ability of our remaining directors to fill vacancies on our Board of Directors that do not arise as a result of removal by stockholders;
•limitations on stockholders’ ability to call a special stockholder meeting;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
•the right of our Board of Directors to issue preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests and our stockholders’ best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the U.S. Internal Revenue Code, causing the distribution to be taxable to ParentCo. Under the tax matters agreement, we would be required to indemnify ParentCo for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Our amended and restated certificate of incorporation designates the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that unless the Board of Directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against us or any of our current or former directors or officers arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving us governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that our stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2020, we maintain 22 primary manufacturing facilities, as well as various sales and service facilities, located across North America, Europe, the United Kingdom, Russia and China. Our principal office and corporate center is located at 201 Isabella Street, Suite 400, Pittsburgh, Pennsylvania 15212-5858. The Arconic Technology Center which serves as the headquarters for our research and development efforts is located at 100 Technical Drive, New Kensington, Pennsylvania 15069-0001.

Arconic believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Arconic has been made for the purpose of this report, the Company knows of no material defects in title to any such properties. Arconic leases some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or the properties’ values. See Notes B and P to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data."

Arconic has active plants and holdings in each of its segments. See Part I. Item 1. "Business--Description of the Business--Our Portfolio--Rolled Products Principal Facilities," "--Building and Construction Systems Principal Facilities" and --Extrusions Facilities." On February 1, 2020, we completed the sale of our aluminum rolling mill in Itapissuma, Brazil, on March 1, 2020, we completed the sale of our hard alloy extrusions facility in Kyoungnam, South Korea, on April 30, 2020 our lease expired on the cast house facility in Texarkana, Texas that we had previously sold in 2018, and on June 30, 2020 our lease expired on our extrusions facility in Baltimore, Maryland and we relocated those operations to our Lafayette (Indiana) facility.

Item 3. Legal Proceedings.
The information set forth in Note T to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" under the caption “Contingencies and Commitments - Contingencies” is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On February 5, 2020, ParentCo's Board of Directors approved the completion of the separation, which became effective on April 1, 2020 at 12:01 a.m. Eastern Daylight Time. The separation occurred by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). Specifically, ParentCo common stockholders received one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders received cash in lieu of fractional shares). In connection with the consummation of the separation, ParentCo changed its name to Howmet Aerospace Inc. and Arconic Rolled Products Corporation changed its name to Arconic Corporation. “When-issued” trading of Arconic Corporation common stock began on March 18, 2020 under the ticker symbol “ARNC WI” and continued until the distribution date. “Regular-way” trading of Arconic Corporation common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.”
As of February 22, 2021, there were approximately 9,400 holders of record of shares of the Company's common stock. Because many of Arconic Corporation's shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these recordholders.
Arconic Corporation did not declare or pay any dividends from April 1, 2020 through December 31, 2020. The timing, declaration, amount of, and payment of any dividends is within the discretion of the Company's Board of Directors and depends upon many factors, including Arconic Corporation's financial condition, earnings, capital requirements of Arconic Corporation’s operating subsidiaries, covenants associated with certain of Arconic Corporation's debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by the Company's Board of Directors. Moreover, if Arconic Corporation determines to pay any dividend in the future, there can be no assurance that Arconic Corporation will continue to pay such dividends or the amount of such dividends.

Stock Performance Graph
The following graph compares the performance of the Company’s common stock from market close on April 1, 2020 (beginning of “regular way” trading) to December 31, 2020 with (1) the Standard & Poor’s (S&P) 500® Index, and (2) the S&P 1000® Materials Index, a group of 64 companies categorized by S&P as active in the “materials” market sector. The graph assumes, in each case, an initial investment of $100 on April 1, 2020, and the reinvestment of dividends, as applicable. The graph, table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

9-MONTH CUMULATIVE TOTAL RETURN
Based on an initial investment of $100 on
April 1, 2020 with dividends reinvested, as applicable

Source: S&P Capital IQ

	April 1, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Arconic Corporation	$100.00	$201.30	$275.29	$430.64
S&P 500® Index	100.00	125.49	136.13	152.04
S&P 1000® Materials Index	100.00	131.02	137.62	175.00

Item 6. Selected Financial Data.
(dollars in millions, except per-share amounts)

For the year ended and as of December 31,	2020	2019	2018	2017	2016
Sales	$5,675	$7,277	$7,442	$6,824	$6,661
Restructuring and other charges	188	87	(104)	133	67
Net (loss) income(1)	(109)	177	187	317	170
Net (loss) income attributable to Arconic Corporation(1)	(109)	177	187	317	170
Earnings per share attributable to Arconic Corporation common stockholders(1),(2):
Basic	$(1.00)	$1.63	$1.72	$2.90	$1.56
Diluted	(1.00)	1.63	1.72	2.90	1.56
Cash dividends declared per common share(3)	$—	*	*	*	*
Total assets(1)	$6,314	$5,058	$5,174	$5,262	$4,966
Total debt	1,291	250	250	255	256
Cash provided from operations	6	457	503	182	618
Capital expenditures	163	201	317	241	350
_________________
(1)Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. See Note M to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(2)For all prior periods presented, earnings per share was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on April 1, 2020 in connection with the completion of the Separation.
(3)Dividends on common stock are subject to authorization by Arconic Corporation’s Board of Directors. Arconic Corporation did not declare any dividends from April 1, 2020 through December 31, 2020.
* Prior to April 1, 2020, Arconic Corporation was not a standalone publicly-traded company with issued and outstanding common stock.
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
The data presented in the Selected Financial Data table should be read in connection with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per-share amounts and per-metric ton amounts; shipments in thousands of metric tons (kmt))
References to (i) “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc.), and (ii) “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
Overview
Our Business
Arconic Corporation (or the “Company”) is a manufacturer of fabricated aluminum products, including sheet and plate, extrusions, and architectural products, with a primary focus on the ground transportation, aerospace, building and construction, industrial products, and packaging end markets. The Company has 22 primary operating locations in 8 countries around the world, situated in the United States, Canada, China, France, Germany, Hungary, Russia, and the United Kingdom.
The Separation
On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, later named Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common stockholders were to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders were to receive cash in lieu of fractional shares).
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

ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 from January 2020 through March 2020 and $78 in 2019 for such costs, of which $18 and $40, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic Corporation's Statement of Consolidated Operations.
Basis of Presentation.   The Consolidated Financial Statements of Arconic Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the coronavirus (COVID-19) pandemic. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
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
Cost Allocations.    The description and information on cost allocations is applicable for all periods included in Arconic Corporation's Consolidated Financial Statements prior to the Separation Date.
The Consolidated Financial Statements of Arconic Corporation include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on Arconic Corporation's Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic Corporation on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic Corporation was excluded from Arconic Corporation's Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic Corporation based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on Arconic Corporation's Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

	2020	2019	2018
Cost of goods sold(1)	$—	$14	$11
Selling, general administrative, and other expenses(2)	25	115	56
Research and development expenses	—	11	24
Provision for depreciation and amortization	1	10	10
Restructuring and other charges(3)	2	7	50
Interest expense	28	115	125
Other (income), net	(5)	(6)	(12)
__________________
(1)    For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.

(2) In 2020 (January through March) and 2019, amount includes an allocation of $18 and $40, respectively, for costs incurred by ParentCo associated with the Separation (see above).
(3)    In 2018, amount includes an allocation of settlement and curtailment charges and benefits related to several actions taken (lump sum payments and benefit reductions) by ParentCo associated with pension and other postretirement benefit plans.
Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.
Nevertheless, the Consolidated Financial Statements of Arconic Corporation may not include all of the actual expenses that would have been incurred and may not reflect Arconic Corporation’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic Corporation and ParentCo, including sales to the Howmet Aerospace Businesses, were presented as related party transactions in Arconic Corporation's Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on Arconic Corporation’s Statement of Consolidated Cash Flows as a financing activity and on the Company’s Consolidated Balance Sheet as Parent Company net investment.
Management Review of 2020 and Outlook for the Future
After the Separation from ParentCo on April 1, 2020, we immediately took actions to conserve cash, manage working capital more efficiently, and preserve operational flexibility as the COVID-19 pandemic continued to adversely impact the global economy. In the weeks that followed, we optimized our capital structure through new debt offerings and a new credit facility. The new debt structure created greater financial flexibility to operate in an uncertain economic environment and improved our liquidity. While 2020 was a challenging year, the Company demonstrated agility and solid performance in the face of pandemic driven lower demand and uncertainty. As we completed the Separation during a global pandemic that caused rapid shifts in the markets we serve, we have become a stronger and more dynamic organization.
In 2020, Sales of $5,675 declined 22% from 2019, reflecting lower volumes across the Company's three segments mainly caused by the economic impact of the COVID-19 pandemic and/or production declines due to delays associated with the Boeing 737 MAX. Lower aluminum prices also contributed to the decline, with a 5% drop in the average LME aluminum price and a 33% decrease in the average Midwest premium (United States). Revenue in the fourth quarter of 2020 was $1,462, down 14% year over year, but up 3% over the third quarter of 2020 reflecting a continued recovery from the COVID-19 pandemic impacts. The decline in revenue over the prior year quarter was primarily a result of continued softness in aerospace and was partially offset by strength in the industrial products and packaging end markets. In the segments, Total Segment Adjusted EBITDA decreased 14% in 2020 compared with 2019 due to the impact of the COVID-19 pandemic across all end markets, partially offset by cost actions implemented during the year and the absence of certain employee retirement benefit plan expenses (see Cost of Goods Sold under Results of Operations below).
In 2020, the Company recorded a net loss of $109, or $1.00 per share, compared to net income of $177, or $1.63 per share, in 2019. The 2020 results included a pre-tax charge of $198 ($156 after-tax) for the settlement of certain employee retirement benefits related to the annuitization of pension plan obligations in the U.S. and the U.K. Of this charge, $140 ($108 after-tax) was recorded in the fourth quarter of 2020. Additional items impacting the fourth quarter of 2020 included a pre-tax benefit of $25 ($19 after-tax) for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill and a pre-tax benefit of $20 ($20 after-tax) for the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic Corporation for an outstanding income tax matter in Spain. The results for 2020 compared to 2019 were also favorably impacted by a lower corporate cost structure as a standalone company compared to an allocation of ParentCo’s corporate overhead in 2019.
We ended the year with a cash balance of $787, and total liquidity of approximately $1,500. Subsequent to year-end, we accelerated our 2021 U.S. pension contributions into January 2021 and funded $200 to be opportunistic on capitalizing on investment arbitrage by using our balance sheet cash. The Company is planning to complete additional annuitizations of its pension obligations over the first half of 2021.
As we look forward to 2021 and beyond, we see multiple paths to growth on both the top and bottom line through driving asset utilization, debottlenecking operations, maintaining permanent cost reductions, and capturing productivity driven cost savings. We have identified several opportunities that are expected to drive future volume growth and increase market penetration for continued improvement of our results. We are continuing to ramp up incremental capacity for automotive and industrial products at our Tennessee facility and we expect to benefit from an increase in demand in the industrial products end market due to favorable outcomes in the U.S. common alloy aluminum sheet trade case. We are also in the process of re-entering packaging in several markets following the expiration of the non-compete agreement from the 2016 Separation Transaction. We are bringing our Tennessee can sheet facility back online and are in discussions with customers about qualification runs. Bringing this capacity back online is timely, as surging aluminum packaging demand over recent years has driven multiple recently announced capacity additions by North American can makers resulting in increased demand for can sheet.
Based on current internal and external projections of build rates and leading indicators in the markets we serve, and assuming an average LME aluminum price of $2,030 per metric ton and an average Midwest premium of $320 per metric ton, our expectations for sales by major end market in 2021 follow. These expectations may change during the course of the year given the continued uncertainty in the global economy. For the ground transportation end market, we expect sales to increase approximately 25% to 35% in 2021 compared with 2020. This range is somewhat wider reflecting uncertainty on how quickly the supply chain recovers from the semiconductor chip shortage. Automotive sales are expected to increase due to strong consumer demand and a recovery from soft 2020 levels, along with continued improvement in heavy duty truck sales. For the industrial products end market, we anticipate sales to increase by approximately 15% to 20% in 2021 compared with 2020, driven by increased capabilities and capacity at our Tennessee facility and stronger domestic pricing and volume demand due to the impact of ongoing U.S. trade actions. For the building and construction end market, we anticipate sales to be flat in 2021 compared with 2020, as global macro uncertainty continues to pressure non-residential construction, which comprises the vast majority of our sales in this segment. For the packaging end market, we expect sales to be relatively flat in 2021 compared with 2020. In 2020, our facility in Russia was operating at near full capacity to satisfy strong global packaging demand. Although the non-compete agreement expired in the fourth quarter of 2020, the qualification and negotiation process to reenter the U.S. packaging market is expected to take several quarters. Therefore, we would expect U.S. packaging production to meaningfully contribute to results in 2022. For the aerospace end market, we expect sales to decline approximately 25% to 30% from 2020, which is approximately 50% below pre-pandemic 2019 levels as continued destocking is expected to impact the entire aerospace supply chain. This destocking impact is anticipated to continue through the first half of 2021 and we expect return to year over year growth in the second half of the year.
COVID-19 Pandemic
Our operations and financial results have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic. Since Arconic Corporation’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations. While many of our customers have resumed operations, we are unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. In 2020, we derived approximately 33% of our revenue from the ground transportation end market—including approximately 11% of its revenue from Ford, our largest customer—and 14% from the aerospace end market. Due to the impacts of the COVID-19 pandemic on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from the COVID-19 pandemic continues for an extended period.
We believe that our diverse end markets and geographic composition mitigate a portion of the impact on the Company from any singular area of decline. Furthermore, despite the challenges that we currently face in North America and Europe, we are seeing positive momentum at our Chinese facilities that felt the full brunt of the COVID-19 pandemic in early 2020 and are now back to essentially normal production. Our Russian packaging facility is running at full operations due to strong end market demand. Moreover, our operating footprint benefits from a highly variable cost structure and we are actively managing operations to effectively flex activity to respond to changing automotive and aerospace market conditions. However, the geographic locations in which our products are manufactured, distributed or sold are in varying stages of continued restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of the COVID-19 pandemic in one location may have a disproportionate effect on our operations in the future.
The safety of our employees is our highest priority. We heightened measures at all of our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible. In response to market conditions we implemented a series of proactive actions starting in April 2020 to mitigate the impacts of the COVID-19 pandemic on our business, including the following:
•deferred initiating a dividend on common stock;

•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%*;
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10%*;
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
•suspended the 401K match program for U.S. salaried employees*; and
•reducing capital expenditures by approximately $50, or approximately 30%.
*Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401K match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above.
The foregoing measures from our cash conservation program resulted in actual cost savings of approximately $160, comprised of $100 in temporary savings (i.e., 2020 only) and $60 in permanent savings, as well as an additional $50 for capital expenditure reductions, from April 2020 through December 2020. While we anticipate incremental cost savings in future periods related to the measures that resulted in permanent cost savings during 2020, we may not achieve such savings. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case certain of the realized permanent cost savings may not continue and/or any anticipated incremental cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic could require us to take additional cost-saving actions or to modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to the COVID-19 pandemic. The cost-savings measures taken to date, and any cost-cutting measures we may need to take in the future, could have a material and adverse effect on our business, results of operations, financial condition, liquidity, and/or cash flows.
While we are continuing to evaluate the impact of this global event, our liquidity and financial position remains strong despite the COVID-19 pandemic’s impact to our business. Our business is flexible and we have demonstrated a robust and agile cash management program in 2020, and together with potential future cash conservation actions, we believe we have adequate liquidity to operate the Company over the next twelve months.
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on numerous factors beyond the Company’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability of vaccines or other medical remedies and preventive measures; the location of facilities; and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. We are continuing to evaluate the impact this global event may have on its future results of operations, financial condition, liquidity, and cash flows.
See Part I. Item 1A. “Risk Factors” for additional information regarding the continuing impact of the COVID-19 pandemic on our operations.
Results of Operations
Earnings Summary
Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note M to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Sales.   Sales were $5,675 in 2020 compared with $7,277 in 2019, a decrease of $1,602, or 22%. The decrease was principally due to depressed volumes within each of the Company's three segments, mainly caused by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX; lower aluminum prices in the Rolled Products segment, driven by a drop in both the average LME price and regional premiums; the absence of sales ($176) related to the divestitures of a rolling mill in Brazil (February 2020) and an extrusions plant in South Korea (March 2020); an unfavorable impact related to the curtailment of a rolling mill and both the exit and rationalization of two separate product lines in the Building and Construction Systems segment; and unfavorable product mix in the Rolled Products segment.

Sales in 2019 were $7,277 compared with $7,442 in 2018, a decrease of $165, or 2%. The decrease was largely attributable to lower aluminum prices, the absence of sales ($169 combined) as a result of both the ramp down of the Company’s North American packaging operations (completed in December 2018) and the divestiture of its Latin America Extrusions business (April 2018), and unfavorable foreign currency movements. These negative impacts were mostly offset by favorable product mix and pricing in the Rolled Products segment and volume growth related to the packaging (excluding North America), aerospace, and industrial end markets.
Cost of Goods Sold.   COGS was $4,862 in 2020 compared with $6,332 in 2019, a decline of $1,470, or 23%. Also, COGS as a percentage of Sales was 85.7% in 2020 compared to 87.0% in 2019. This percentage was positively impacted by net cost savings, including lower labor costs (see Outlook above), and the absence of certain employee retirement benefit plan expenses ($69 – see below), mostly offset by lower volumes and unfavorable product mix.
COGS was $6,332 in 2019 compared with $6,527 in 2018, a decline of $195, or 3%. Also, COGS as a percentage of Sales was 87.0% in 2019 compared to 87.7% in 2018. This percentage was positively impacted by favorable product pricing and mix in the Rolled Products segment and the absence of a charge for a physical inventory adjustment at an Extrusions plant ($14). These positive impacts were partially offset by costs associated with the transition of the Company’s Tennessee plant to industrial products from packaging, a charge to increase an environmental reserve related to a U.S. Extrusions plant ($25), and a charge, primarily for a one-time employee signing bonus, related to a collective bargaining agreement negotiation ($9 - see below).
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

	2020	2019	2018
Cost of goods sold	$25	$94	$101
Selling, general administrative, and other expenses	—	13	13
Research and development expenses	—	2	2
Other expenses (income), net	78	2	2
Total	$103	$111	$118
Selling, General Administrative, and Other Expenses.   SG&A expenses were $258, or 4.5% of Sales, in 2020 compared with $346, or 4.8% of Sales, in 2019. The decrease of $88, or 25%, was largely attributable to a combination of a lower corporate cost structure as a standalone company in 2020 compared to an allocation of ParentCo’s corporate overhead (excluding costs for the Separation) in 2019 and cost reduction actions in response to COVID-19 (see Outlook above), a lower allocation ($22) of costs incurred for the Separation (see Cost Allocations under The Separation above), and the absence of certain employee retirement benefit plan expenses ($13 – see Cost of goods sold above).
SG&A expenses were $346, or 4.8% of Sales, in 2019 compared with $288, or 3.9% of Sales, in 2018. The increase of $58, or 20%, was primarily the result of a higher allocation (increase of $59) of ParentCo’s corporate overhead, which was mostly driven by the following: costs incurred for the Separation ($78, of which $40 was allocated to Arconic Corporation) and higher expenses for both executive compensation and estimated annual employee incentive compensation, all of which was somewhat offset by reductions in several other overhead costs.
Research and Development Expenses.   R&D expenses were $36 in 2020 compared with $45 in 2019. The decrease was primarily driven by a lower amount of expenses associated with the Company's standalone R&D facility in 2020 compared to the expenses allocated to Arconic Corporation by ParentCo (see Cost Allocations under The Separation above) in 2019. The lower cost structure was the result of the consolidation of this R&D facility in connection with cost reduction efforts initiated by ParentCo in 2019.
R&D expenses were $45 in 2019 compared with $63 in 2018. The decrease was principally related to a lower allocation of ParentCo’s expenses, which was driven by decreased spending.
Provision for Depreciation and Amortization.   The provision for D&A was $251 in 2020 compared with $252 in 2019. The decrease of $1 was primarily due to lower D&A due to restructuring actions related to impairment of assets in 2019, mostly offset by capital projects placed into service.
The provision for D&A was $252 in 2019 compared with $272 in 2018. The decrease of $20, or 7%, was primarily due to the divestiture of the Texarkana (Texas) rolling mill and cast house.
Restructuring and Other Charges.   In 2020, 2019, and 2018, Restructuring and other charges were comprised of a net charge of $188, a net charge of $87, and a net benefit of $104, respectively. See Note E to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
Interest Expense.   Interest expense was $118 in 2020 compared with $115 in 2019. The increase of $3, or 3%, was primarily due to the write-off and immediate expensing of $19 in debt issuance costs as a result of a debt refinancing (see Financing Activities under Liquidity and Capital Resources below) in May 2020, partially offset by a lower amount of interest associated with the Company’s standalone outstanding debt (see Financing Activities under Liquidity and Capital Resources below) in 2020 compared to the interest allocated to Arconic Corporation by ParentCo (see Cost Allocations under The Separation above) in 2019.
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
Other Expenses (Income), Net.   Other expenses, net was $70 in 2020 compared with Other income, net of $15 in 2019. The unfavorable change of $85 was mainly the result of an increase ($76) in non-service cost related to the new standalone U.S. pension and other postretirement benefit plans that became effective January 1, 2020 (see Cost of goods sold above), as well as net unfavorable foreign currency movements ($28), somewhat offset by the reversal of a liability ($20) established at Separation for Arconic Corporation’s share of a Spanish tax matter of ParentCo that was favorably settled in the fourth quarter of 2020.
Other income, net was $15 in 2019 compared with Other expenses, net of $4 in 2018. The change of $19 was largely attributable to net favorable foreign currency movements.
Provision (Benefit) for Income Taxes.   Arconic Corporation’s effective tax rate was (0.9)% (provision on a loss) in 2020, (53.9)% (benefit on income) in 2019, and 28.9% (provision on income) in 2018. See Note I to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a reconciliation of the effective tax rate for each of these years to the U.S. federal statutory rate of 21%.
Segment Information
Arconic Corporation’s operations consist of three reportable segments: Rolled Products, Building and Construction Systems, and Extrusions. Segment performance under Arconic Corporation’s management reporting system is evaluated based on several factors; however, the primary measure of performance is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization).
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 4 to the Reconciliation of Total Segment Adjusted

EBITDA below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices.
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
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company's Consolidated Financial Statements. See Note M to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss and the change in inventory cost method.
Segment Adjusted EBITDA for all reportable segments totaled $648 in 2020, $757 in 2019, and $702 in 2018. The following information provides Sales and Segment Adjusted EBITDA for each reportable segment for each of the three years in the period ended December 31, 2020. See Note D to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
Rolled Products

	2020	2019	2018
Third-party sales*	$4,335	$5,609	$5,731
Intersegment sales	19	25	15
Total sales	$4,354	$5,634	$5,746
Segment Adjusted EBITDA	$527	$640	$562
Third-party aluminum shipments (kmt)	1,179	1,390	1,309
__________________
*    Sales to the Howmet Aerospace Businesses were $75, $131, and $145, respectively, in 2020, 2019, and 2018, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet.
Overview.   The Rolled Products segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, automotive, commercial transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. A small portion of this segment also produced aseptic foil for the packaging end market prior to February 1, 2020 (see below). While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, each of the following: the Russian ruble, Chinese yuan, the euro, the British pound, and the Brazilian real.
On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill in Itapissuma, Brazil to Companhia Brasileira de Alumínio. This rolling mill produced aseptic foil and sheet products. The rolling mill generated third-party sales of $10, $143, and $179 in 2020, 2019, and 2018, respectively, and, at the time of divestiture, had approximately 500 employees. See Note S to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
On November 1, 2016, Arconic Corporation entered into a toll processing agreement with Alcoa Corporation for the tolling of metal for the Warrick, IN rolling mill which became a part of Alcoa Corporation upon the completion of the 2016 Separation Transaction. As part of this arrangement, Arconic Corporation provided a toll processing service to Alcoa Corporation to produce can sheet products at its facility in Tennessee through the end date of the contract, December 31, 2018. Alcoa Corporation supplied all required raw materials to Arconic Corporation, which processed the raw materials into finished can sheet coils ready for shipment to the end customer. Tolling revenue for 2018 was $144.

Sales.   Third-party sales for the Rolled Products segment decreased $1,274, or 23%, in 2020 compared with 2019, primarily attributable to depressed volumes (see below), unfavorable product mix, lower aluminum prices (see below), and the absence of sales related to both the February 2020 divestiture of a rolling mill in Brazil ($133) and the December 2019 curtailment of operations in San Antonio (Texas).
The lower volumes were largely attributable to a decline in the ground transportation end market due to the economic impact of COVID-19. Additionally, volumes related to the aerospace end market were also unfavorably impacted due to the economic impact of COVID-19 and production declines due to delays associated with the Boeing 737 MAX.
In 2020, the lower aluminum prices were largely driven by a 5% drop in the average LME aluminum price and a 33% decrease in the average Midwest premium (United States).
Third-party sales for this segment decreased $122, or 2%, in 2019 compared with 2018, primarily attributable to lower aluminum prices (see below), the absence of sales ($144) as a result of the ramp down of the Company’s North American packaging operations (completed in December 2018), and unfavorable foreign currency movements. These negative impacts were partially offset by favorable product pricing and mix and higher volumes in the packaging (excluding North America), aerospace, and industrial products end markets.
In 2019, the lower aluminum prices were largely driven by a 15% drop in the average LME aluminum price and a 6% decrease in the average Midwest premium.
Segment Adjusted EBITDA.  Segment adjusted EBITDA for the Rolled Products segment decreased $113, or 18%, in 2020 compared with 2019, primarily driven by lower volumes, unfavorable product mix, and unfavorable pricing on industrial and ground transportation products, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).
Segment adjusted EBITDA for this segment increased $78, or 14%, in 2019 compared with 2018, principally driven by favorable pricing adjustments on industrial products and commercial transportation products, favorable aluminum price impacts, net cost savings, and favorable product mix. These positive impacts were somewhat offset by the Company’s Tennessee plant’s transition to industrial production from packaging production.
Building and Construction Systems

	2020	2019	2018
Third-party sales	$963	$1,118	$1,140
Segment Adjusted EBITDA	$137	$126	$117
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
Sales.   Third-party sales for the Building and Construction Systems segment decreased $155, or 14%, in 2020 compared with 2019, primarily due to lower volumes driven by the economic impact of COVID-19, the exit of the Reynobond product line in Europe, and the rationalization of the windows product line.
Third-party sales for this segment decreased $22, or 2%, in 2019 compared with 2018, primarily driven by unfavorable foreign currency movements, principally driven by a weaker euro, and unfavorable aluminum pricing (see below). These negative impacts were somewhat offset by higher volume.
In 2019, the lower aluminum prices were largely driven by a 15% drop in the average LME aluminum price.
Segment Adjusted EBITDA.   Segment adjusted EBITDA for the Building and Construction Systems segment increased $11, or 9%, in 2020 compared with 2019, principally driven by net cost savings and a decrease in employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below), partially offset by lower volumes.

Segment adjusted EBITDA for this segment increased $9, or 8%, in 2019 compared with 2018, principally driven by net cost savings.
Extrusions

	2020	2019	2018
Third-party sales*	$381	$550	$546
Segment Adjusted EBITDA	$(16)	$(9)	$23
Third-party aluminum shipments (kmt)	40	60	59
__________________
*    Sales to the Howmet Aerospace Businesses were $33, $52, and $61 in 2020, 2019, and 2018, respectively. These sales are deemed to be related-party sales and are presented as such on Arconic Corporation’s Statement of Consolidated Operations. The product sold to the Howmet Aerospace Businesses consists of aluminum billet and forged aluminum stock.
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
On March 1, 2020, Arconic Corporation completed the sale of its hard alloy extrusions plant in South Korea. The extrusions plant generated third-party sales of $8, $51, and $53 in 2020, 2019, and 2018, respectively, and, at the time of divestiture, had approximately 160 employees. See Note S to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
Sales.   Third-party sales for the Extrusions segment decreased $169, or 31%, in 2020 compared with 2019, primarily driven by lower volumes related to the aerospace, ground transportation, and industrial end markets, driven by the economic impact of COVID-19 and/or production declines due to delays associated with the Boeing 737 MAX, and the absence of sales ($43) related to the divestiture of an extrusions plant in South Korea (see above). These negative impacts were slightly offset by a favorable aerospace mix.
Third-party sales for this segment increased $4, or 1%, in 2019 compared with 2018, primarily driven by favorable product mix (mainly related to the automotive end market).
Segment Adjusted EBITDA.   Segment Adjusted EBITDA for the Extrusions segment decreased $7 in 2020 compared with 2019, principally caused by lower volumes and costs ($9) related to both inventory write-downs and customer settlements, partially offset by net cost savings, including lower labor costs (see Outlook under Results of Operations above), and the absence of certain employee retirement benefit plan expenses (see footnote 1 to the Reconciliation of Total Segment Adjusted EBITDA below).
Segment Adjusted EBITDA for this segment decreased $32 in 2019 compared with 2018, principally driven by higher operating costs, including labor, maintenance, and transportation. These negative impacts were partially offset by the absence of a charge for a physical inventory adjustment at one plant ($14).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Arconic Corporation

For the year ended December 31,	2020	2019	2018
Total Segment Adjusted EBITDA(1),(2)	$648	$757	$702
Unallocated amounts:
Corporate expenses(1),(3)	(24)	(53)	(57)
Stock-based compensation expense	(23)	(40)	(22)
Metal price lag(4)	(27)	(39)	3
Provision for depreciation and amortization	(251)	(252)	(272)
Restructuring and other charges(5)	(188)	(87)	104
Other(1),(6)	(55)	(71)	(62)
Operating income(2)	80	215	396
Interest expense	(118)	(115)	(129)
Other (expenses) income, net(1)	(70)	15	(4)
(Provision) Benefit for income taxes(2)	(1)	62	(76)
Net income attributable to noncontrolling interest	—	—	—
Consolidated net (loss) income attributable to Arconic Corporation(2)	$(109)	$177	$187
_________________
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

For the year ended December 31,	2020	2019	2018
Segment Adjusted EBITDA:
Rolled Products	$(17)	$(62)	$(67)
Building and Construction Systems	(2)	(5)	(6)
Extrusions	(7)	(18)	(18)
Segment total	(26)	(85)	(91)
Unallocated amounts:
Corporate expenses	—	(15)	(13)
Other	1	(9)	(11)
Subtotal	1	(24)	(24)
Other expenses, net	(78)	(2)	(2)
Total	$(103)	$(111)	$(117)
(2)Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note M to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

(3)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. Amounts presented for all periods prior to second quarter 2020 represent an allocation of ParentCo’s corporate expenses (see the Cost Allocations section of The Separation under Overview above).
(4)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(5)In 2020, Restructuring and other charges includes a $199 charge for the settlement of certain employee retirement benefits virtually all within the United States and the United Kingdom. See Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(6)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See the Environmental Matters section of Note T to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Liquidity and Capital Resources
Arconic Corporation’s primary future cash needs are centered on operating activities, including working capital, as well as recurring and strategic capital expenditures. The Company’s ability to fund its cash needs depends on its ongoing ability to generate and raise cash in the future. Although management believes that Arconic Corporation's future cash from operations, together with the Company's access to capital markets, will provide adequate resources to fund Arconic Corporation's operating and investing needs, the Company's access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Arconic Corporation’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Arconic Corporation.
For all periods prior to the Separation Date, ParentCo provided capital, cash management, and other treasury services to the Company. Only cash amounts specifically attributable to Arconic Corporation were reflected in the Company’s Consolidated Financial Statements. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment in Arconic Corporation's Consolidated Financial Statements.
Cash provided from operations and financing activities is expected to be adequate to cover the Company’s operational and business needs over the next 12 months. For an analysis of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements below.
At December 31, 2020, the Company’s cash and cash equivalents were $787, of which $256 was held outside the United States. Arconic Corporation has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Management continuously evaluates the Company's local and global cash needs for future business operations, which may influence future repatriation decisions.
Operating Activities
Cash provided from operations was $6 in 2020 compared with $457 in 2019 and $503 in 2018.
In 2020, cash provided from operations was comprised of a positive add-back for non-cash transactions in earnings of $552 and a favorable change in noncurrent assets and liabilities of $56, mostly offset by pension contributions of $271, an unfavorable change in working capital of $222 (see below), and a net loss of $109.
In 2019, cash provided from operations was comprised primarily of a positive add-back for non-cash transactions in earnings of $313 and net income of $177, slightly offset by an unfavorable change in working capital of $57.
In 2020, working capital was significantly impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program. Accordingly, sales of such receivables were reflected as a component of Parent Company net investment on Arconic Corporation’s Consolidated Balance Sheet as Arconic Corporation no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in 2019, the previously mentioned unfavorable change in working capital of $57 would have increased by $281. See Cash Management in Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
In 2018, cash provided from operations was comprised primarily of a positive add-back for non-cash transactions in earnings of $201, net income of $187, and a favorable change in working capital of $137.
Financing Activities
Cash provided from financing activities was $744 in 2020 compared with cash used for financing activities of $295 in 2019 and cash used for financing activities of $536 in 2018. The source of cash in 2020 was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see below) and a $728 payment to ParentCo in connection with the Separation (see The Separation under Overview above). The use of cash in both 2019 and 2018 was mostly due to net cash transfers to ParentCo.
Financing Arrangements. In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). The Company received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic Corporation in connection with the completion of the Separation (see The Separation under Overview above). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
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
On May 13, 2020, Arconic Corporation executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, Arconic Corporation entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (availability was $678 during the 2020 fourth quarter and was determined to be $732 for the 2021 first quarter – see ABL Credit Agreement in Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
Arconic Corporation used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
See Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement.

In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, the Company paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on the Company’s Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Ratings. Arconic Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the ratings assigned to Arconic Corporation and its debt by the major credit rating agencies. As of December 31, 2020, the following are the most recent ratings for Arconic Corporation and its outstanding debt.
Moody’s Investor Service (Moody’s) has assigned a Ba3 rating to both the Company and the 2028 Notes and a Ba1 rating to the 2025 Notes. Additionally, Moody's has given these ratings a stable outlook.
Standard and Poor’s Global Ratings (S&P) has assigned a BB rating to the Company, a B+ rating to the 2028 Notes, and a BB+ rating to the 2025 Notes. Additionally, S&P has given these ratings a stable outlook.
Fitch Ratings (Fitch) has assigned a BB+ rating to both the Company and the 2028 Notes and a BBB- rating to both the 2025 Notes and the ABL Credit Facility. Additionally, Fitch has given these ratings a negative outlook.
Investing Activities
Cash used for investing activities was $38 in 2020 compared with $170 in 2019 and $10 in 2018.
The use of cash in 2020 reflects capital expenditures of $163, mostly offset by $98 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil and additional proceeds of $25 (contingent consideration) received from the 2018 sale of the Texarkana (Texas) rolling mill.
The use of cash in 2019 reflects capital expenditures of $201, including for an approximately $140 project at the Davenport (Iowa) plant and an approximately $100 project at the Tennessee plant, slightly offset by additional proceeds of $27 (contingent consideration) received from the 2018 sale of the Texarkana (Texas) rolling mill. At Davenport, Arconic Corporation installed a new horizontal heat treat furnace to capture growth in the aerospace and industrial products markets. This project began near the end of 2017 and was completed in 2019 (furnace was in customer qualification stage as of December 31, 2019). At Tennessee, Arconic Corporation is expanding its hot mill capability and adding downstream equipment capabilities to capture growth in the automotive and industrial products markets. This project began in early 2019 and was essentially complete at the end of 2020.
The use of cash in 2018 reflects capital expenditures of $317, including for a horizontal heat treat furnace at the Davenport (Iowa) plant, mostly offset by proceeds of $302 from the sale of the Texarkana (Texas) rolling mill and cast house.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   Arconic Corporation is required to make future payments under various contracts, including long-term purchase obligations, lease agreements, and financing arrangements. The Company also has commitments to make contributions to its funded pension plans, provide payments for pension (unfunded) and other postretirement benefit plans, and fund capital projects. As of December 31, 2020, a summary of Arconic Corporation’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2021	2022-2023	2024-2025	Thereafter
Operating activities:
Raw material purchase obligations	$1,545	$957	$588	$—	$—
Energy-related purchase obligations	101	16	28	25	32
Other purchase obligations	11	9	1	1	—
Operating leases	180	43	60	36	41
Interest related to debt	465	79	158	137	91
Pension contributions - funded plans	786	209	308	269	—
Pension benefit payments - unfunded plans	74	8	16	14	36
Other postretirement benefit payments	319	37	70	65	147
Layoff and other restructuring payments	14	12	2	—	—
Uncertain tax positions	23	—	—	—	23
Financing activities:
Debt	1,300	—	—	700	600
Dividends to stockholders	—	—	—	—	—
Investing activities:
Capital projects	76	56	20	—	—
Totals	$4,894	$1,426	$1,251	$1,247	$970
Obligations for Operating Activities
Raw material purchase obligations consist mostly of aluminum with expiration dates ranging from less than one year to two years. Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from one year to eight years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table.
Operating leases represent multi-year obligations for certain land and buildings, plant equipment, vehicles, and computer equipment.
Interest related to debt is based on stated interest rates on debt with maturities that extend to 2028 (see the Financing Arrangements section of Financing Activities under Liquidity and Capital Resources above).
Pension contributions (funded plans) and pension (unfunded plans) and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among others, discount rates, long-term rate of return on plan assets, rate of compensation increases, and/or health care cost trend rates. It is Arconic Corporation’s policy to contribute amounts to funded pension plans sufficient to meet the minimum requirements set forth in applicable country employee benefit and tax regulations. The minimum required contributions to funded pension plans are estimated to be $192 for 2021, $144 for 2022, $164 for 2023, $152 for 2024, and $117 for 2025. In January 2021, the Company contributed a combined $200 to its two U.S. funded pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Accordingly, the amount for pension contributions – funded plans in the preceding table for 2021 includes the $17. Pension benefit payments for unfunded plans are expected to approximate $7 to $8 annually for years 2021 through 2030. Other postretirement benefit payments are expected to approximate $30 to $35 annually for years 2021 through 2025 and $30 annually for years 2026 through 2030. The other postretirement benefit payments will be slightly offset by subsidy receipts related to Medicare Part D, which are estimated to approximate $1 annually. Management has determined that it is not practicable to present pension contributions (funded plans) and both pension (unfunded plans) and other postretirement benefit payments beyond 2025 and 2030, respectively.

Layoff and other restructuring payments relate virtually all to severance costs.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. As of December 31, 2020, no interest and penalties were accrued related to such positions. The total amount of uncertain tax positions is included in the “Thereafter” column as Arconic Corporation is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Obligations for Financing Activities
The debt amount in the preceding table represents the principal amounts of all outstanding long-term debt, which have maturities that extend to 2028 (see the Financing Arrangements section of Financing Activities under Liquidity and Capital Resources above).
As of December 31, 2020, Arconic Corporation had 109,205,226 issued and outstanding shares of common stock. Dividends on common stock are subject to authorization by the Company’s Board of Directors. Arconic Corporation did not declare or pay any dividends from April 1, 2020 through December 31, 2020.
Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2020. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $180 in 2021.
Off-Balance Sheet Arrangements.   Arconic Corporation has outstanding bank guarantees related to, among others, tax matters and customs duties. The total amount committed under these guarantees, which expire at various dates between 2021 and 2026 was $2 at December 31, 2020. Additionally, Howmet Aerospace has outstanding bank guarantees related to the Company in the amount of $1 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement. Furthermore, Alcoa Corporation has outstanding bank guarantees related to the Company in the amount of $14 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic Corporation in accordance with the 2016 Separation and Distribution Agreement.
Arconic Corporation has outstanding letters of credit primarily related to insurance, environmental, and lease obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2021, was $7 at December 31, 2020. Additionally, Howmet Aerospace has outstanding letters of credit related to the Company in the amount of $43 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement.
Arconic Corporation has outstanding surety bonds primarily related to customs duties and environmental obligations. The total amount committed under these surety bonds, which expire at various dates, primarily in 2021, was $45 at December 31, 2020. Additionally, Howmet Aerospace has outstanding surety bonds related to the Company in the amount of $4 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement. Furthermore, Alcoa Corporation has outstanding surety bonds related to the Company in the amount of $5 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic Corporation in accordance with the 2016 Separation and Distribution Agreement.

Critical Accounting Policies and Estimates
The preparation of Arconic Corporation’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates based on judgments and assumptions regarding uncertainties that may affect the amounts reported in the Consolidated Financial Statements and disclosed in the Notes to the Consolidated Financial Statements. Areas that require such estimates include the review of properties, plants, and equipment and goodwill for impairment, and accounting for each of the following: environmental and litigation matters; pension and other postretirement employee benefit obligations; stock-based compensation; and income taxes.
Management uses historical experience and all available information to make these estimates, and actual results may differ from those used to prepare Arconic Corporation’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, provide a meaningful and fair perspective of the Company.
A summary of Arconic Corporation’s significant accounting policies is included in Note B to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Management believes that the application of these policies on a consistent basis enables Arconic Corporation to provide the users of the Consolidated Financial Statements with useful and reliable information about Arconic Corporation’s operating results and financial condition.
Prior to the Separation Date, Arconic Corporation did not operate as a separate, standalone entity. Arconic Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the Company's Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic Corporation. The Critical Accounting Policies described below reflect any incremental judgments and assumptions made by management in the preparation of the Company’s Consolidated Financial Statements prior to the Separation Date (see The Separation in Overview above for additional information).
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic Corporation has three reporting units—the Rolled Products segment, the Building and Construction Systems segment, and the Extrusions segment—all of which contain goodwill. As of December 31, 2020, the carrying value of goodwill for Rolled Products, Building and Construction Systems, and Extrusions was $254, $71, and $65, respectively.
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
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic Corporation uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic Corporation would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2020 annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. The estimated fair value for each of the three reporting units was substantially in excess of the respective carrying value, resulting in no impairment.
The annual review in 2019 and 2018 indicated that goodwill was not impaired for any of Arconic Corporation’s reporting units and there were no triggering events that necessitated a quantitative impairment test for any of the reporting units. That said, in light of the economic impact of the COVID-19 pandemic, the Company did perform periodic qualitative assessments throughout 2020 as described below.
During the first quarter of 2020, the equity value of Arconic Corporation’s peer group companies, and the overall U.S. stock market declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the ground transportation and aerospace industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, the Company performed a qualitative assessment to evaluate whether it was more likely than not that the fair value of any of its reporting units was less than the respective carrying value. As a result of this assessment, the Company concluded that no further analysis was required and no impairment existed. The Company revisited this assessment in both the second and third quarters of 2020 amid the continued widespread impact of COVID-19 and arrived at the same conclusion. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates may also include costs related to other potentially responsible parties to the extent that Arconic Corporation has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
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
Pension and Other Postretirement Benefits.   For all periods prior to January 1, 2020 (see below), certain employees attributable to the Arconic Corporation Businesses participated in defined benefit pension and other postretirement benefit plans sponsored by ParentCo (the “Shared Plans”), which also included participants attributable to non-Arconic Corporation Businesses. Arconic Corporation accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation did not record an asset or liability to recognize any portion of the funded status of the Shared Plans. However, the related expense recorded by the Company was based primarily on pensionable compensation and estimated interest costs related to participants attributable to the Arconic Corporation Businesses.
Prior to the Separation Date, certain other ParentCo plans that were entirely attributable to employees of the Arconic Corporation Businesses (“Direct Plans”) were accounted for as defined benefit pension and other postretirement benefit plans. Accordingly, the funded and unfunded position of each Direct Plan was recorded in the Consolidated Balance Sheet. Actuarial gains and losses that have not yet been recognized in earnings were recorded in accumulated other comprehensive income, net of taxes, until they were amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to the Direct Plans is dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. ParentCo’s management developed each assumption using relevant company experience in conjunction with market-related data for each individual location in which such plans exist.
In preparation for the Separation, effective January 1, 2020, certain of the Shared Plans were separated into standalone plans for both Arconic Corporation (“New Direct Plans”) and ParentCo (see Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). Additionally, effective April 1, 2020, certain of the other remaining Shared Plans were assumed by Arconic Corporation (“Additional New Direct Plans”) (see Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). Accordingly, beginning on the respective effective dates, the New Direct Plans and the Additional New Direct Plans are accounted for as defined benefit pension and other postretirement plans. Additionally, the Direct Plans continue to be accounted for as defined benefit pension and other postretirement plans.
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		December 31,			December 31,
Type of Plan	Type of Expense	2020	2019	2018	2020	2019	2018
Cumulative Direct Plans	Net periodic benefit cost*	$82	$5	$5	$22	$—	$—
Shared Plans	Multiemployer contribution expense	—	61	67	—	21	21
Shared Plans	Cost allocation	(1)	20	20	—	4	5
		$81	$86	$92	$22	$25	$26
__________________
*    In 2020, 2019, and 2018, net periodic benefit cost for pension benefits was comprised of service cost of $21, $3, and $3, respectively, and non-service cost of $61, $2, and $2, respectively. In 2020, net periodic benefit cost for other postretirement benefits was comprised of service cost of $5 and non-service cost of $17.
Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (compensation increases, health care cost trend rates, retirement age, and mortality).

The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors. The yield curve model parallels the projected plan cash flows, which have a weighted average duration of 11 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the plan obligations multiple times. If a deep market of high quality corporate bonds does not exist in a country, then the yield on government bonds is used. In 2020, the weighted average discount rate used to determine benefit obligations for pension plans was 2.45% and for other postretirement benefit plans was 2.61%. The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of 1/4 of 1% would be approximately $140 and either a charge or credit of approximately $1 to pretax earnings in the following year.
The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. For 2020, management used 6.09% as its weighted-average expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2021, management anticipates that the weighted-average expected long-term rate of return will be in the range of 5.00% to 6.00%. A change in the assumption for the weighted average expected long-term rate of return on plan assets of 1/4 of 1% would impact pretax earnings by approximately $6 for 2021.
Stock-Based Compensation.   For all periods prior to the Separation Date, eligible employees attributable to the Arconic Corporation Businesses participated in ParentCo’s stock-based compensation plan. The compensation expense recorded by Arconic Corporation included the expense associated with these employees, as well as the expense associated with an allocation of stock-based compensation expense for ParentCo's corporate employees (see Cost Allocations in The Separation under Overview above). From the Separation Date through December 31, 2020, Arconic Corporation recorded stock-based compensation expense for all of the Company's employees eligible to participate in Arconic Corporation's stock-based compensation plan. The following describes the manner in which stock-based compensation expense was initially determined for both Arconic Corporation and ParentCo.
Compensation expense for employee equity grants is recognized using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. The fair value of stock options is estimated on the date of grant using a lattice-pricing model. The fair value of performance stock units containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
In 2020, 2019, and 2018, Arconic Corporation recognized stock-based compensation expense of $23 ($18 after-tax), $38 ($30 after-tax), and $22 ($17 after-tax), respectively.
Income Taxes.   The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Arconic Corporation’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.
For all periods prior to the Separation Date, the Arconic Corporation Businesses were included in the income tax filings of ParentCo. The provision for income taxes was determined in the same manner described above, but on a on a separate return methodology as if Arconic Corporation was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach was assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes were also determined in the same manner described above and were reflected in the Consolidated Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes were expected to transfer to Arconic Corporation upon the Separation. Any difference from attributes generated in a hypothetical return on a separate return basis was adjusted as a component of Parent Company net investment.
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
Related Party Transactions
 Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on Arconic Corporation's Consolidated Financial Statements. In 2020, 2019, and 2018, sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $108, $183, and $206, respectively. As of December 31, 2020, outstanding receivables from the Howmet Aerospace Businesses were $12 and were included in Receivables from customers on Arconic Corporation's Consolidated Balance Sheet.
Recently Adopted Accounting Guidance
See the Recently Adopted Accounting Guidance section of Note B to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Recently Issued Accounting Guidance
See the Recently Issued Accounting Guidance section of Note B to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not material.

Item 8. Financial Statements and Supplementary Data.
Management's Reports to Arconic Corporation Stockholders
Management's Report on Financial Statements and Practices
The accompanying Consolidated Financial Statements of Arconic Corporation and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity, in accordance with accounting principles generally accepted in the United States of America (GAAP) and include amounts that are based on management’s best judgments and estimates. The other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is consistent with that in the Consolidated Financial Statements.
Management recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries in which the Company operates and potentially conflicting outside business interests of its employees. The Company maintains a systematic program to assess compliance with these policies.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the U.S. Securities Exchange Act of 1934 (as amended), for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

/s/ Timothy D. Myers
Timothy D. Myers Chief Executive Officer
/s/ Erick R. Asmussen
Erick R. Asmussen Executive Vice President and Chief Financial Officer
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Arconic Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Arconic Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Changes in Accounting Principles
As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in 2020 and the manner in which it accounts for leases in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Extrusions Reporting Unit
As described in Notes B and O to the consolidated financial statements, the Company’s consolidated goodwill balance was $390 million as of December 31, 2020, and the amount of the goodwill associated with the Extrusions reporting unit was $65 million. Goodwill is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell, exit, or realign a business. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. During the current year’s annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Management uses a discounted cash flow model to estimate the current fair value of the reporting units when testing for impairment. Several significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Extrusions reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s significant assumptions related to sales growth (volumes and pricing), production costs, capital spending, and discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate for the Extrusions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales growth (volumes and pricing), production costs, capital spending, and discount rate. Evaluating management’s assumptions related to sales growth (volumes and pricing) production costs, and capital spending involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with available industry or market data, executed customer contracts, and approved capital spending budgets; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 23, 2021
We have served as the Company’s auditor since 2019.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations
(in millions, except per-share amounts)

For the year ended December 31,	2020	2019	2018
Sales to unrelated parties	$5,567	$7,094	$7,236
Sales to related parties (A)	108	183	206
Total Sales (C and D)	5,675	7,277	7,442
Cost of goods sold (exclusive of expenses below) (M)	4,862	6,332	6,527
Selling, general administrative, and other expenses	258	346	288
Research and development expenses	36	45	63
Provision for depreciation and amortization	251	252	272
Restructuring and other charges (E)	188	87	(104)
Operating income	80	215	396
Interest expense (F)	118	115	129
Other expenses (income), net (G)	70	(15)	4
(Loss) Income before income taxes	(108)	115	263
Provision (Benefit) for income taxes (I)	1	(62)	76
Net (loss) income	(109)	177	187
Less: Net income attributable to noncontrolling interest	—	—	—
Net (loss) income attributable to Arconic Corporation	$(109)	$177	$187

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (J):
Basic	$(1.00)	$1.63	$1.72
Diluted	$(1.00)	$1.63	$1.72
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income
(in millions)

	Arconic Corporation			Noncontrolling interest			Total
For the year ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net (loss) income	$(109)	$177	$187	$—	$—	$—	$(109)	$177	$187
Other comprehensive income (loss), net of tax (L):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	54	(11)	4	—	—	—	54	(11)	4
Foreign currency translation adjustments	87	56	(164)	—	—	—	87	56	(164)
Net change in unrecognized losses on cash flow hedges	5	—	—	—	—	—	5	—	—
Total Other comprehensive income (loss), net of tax	146	45	(160)	—	—	—	146	45	(160)
Comprehensive income	$37	$222	$27	$—	$—	$—	$37	$222	$27
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet
(in millions)

December 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$787	$72
Receivables from customers, less allowances of $1 in 2020 and $2 in 2019 (A)	631	384
Other receivables	128	136
Inventories (M)	1,043	1,137
Prepaid expenses and other current assets	53	28
Total current assets	2,642	1,757
Properties, plants, and equipment, net (N)	2,712	2,744
Goodwill (O)	390	386
Operating lease right-of-use assets (P)	144	125
Deferred income taxes (I)	329	14
Other noncurrent assets	97	32
Total assets	$6,314	$5,058
Liabilities
Current liabilities:
Accounts payable, trade	$1,106	$1,061
Accrued compensation and retirement costs	118	80
Taxes, including income taxes	33	21
Environmental remediation (T)	90	83
Operating lease liabilities (P)	36	33
Other current liabilities	90	63
Total current liabilities	1,473	1,341
Long-term debt (Q)	1,278	250
Accrued pension benefits (H)	1,343	63
Accrued other postretirement benefits (H)	479	1
Environmental remediation (T)	66	125
Operating lease liabilities (P)	111	96
Deferred income taxes (I)	15	159
Other noncurrent liabilities and deferred credits	102	50
Total liabilities	4,867	2,085
Contingencies and commitments (T)
Equity
Arconic Corporation stockholders’ equity:
Parent Company net investment (A)	—	2,664
Common stock (K)	1	—
Additional capital	3,348	—
Accumulated deficit	(155)	—
Accumulated other comprehensive (loss) income (L)	(1,761)	295
Total Arconic Corporation stockholders’ equity	1,433	2,959
Noncontrolling interest	14	14
Total equity	1,447	2,973
Total liabilities and equity	$6,314	$5,058
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows
(in millions)

For the year ended December 31,	2020	2019	2018
Operating Activities
Net (loss) income	$(109)	$177	$187
Adjustments to reconcile net (loss) income to cash provided from operations:
Depreciation and amortization	251	252	272
Deferred income taxes (I)	(16)	(81)	1
Restructuring and other charges (E)	188	87	(104)
Net periodic pension benefit cost (H)	82	5	5
Stock-based compensation (K)	23	40	22
Amortization of debt issuance costs (Q)	25	—	—
Other	(1)	10	5
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) Decrease in receivables	(235)	2	(24)
Decrease (Increase) in inventories	65	57	(73)
(Increase) Decrease in prepaid expenses and other current assets	(16)	10	24
Increase (Decrease) in accounts payable, trade	82	(100)	247
(Decrease) in accrued expenses	(217)	(67)	(38)
Increase in taxes, including income taxes	99	41	1
Pension contributions (H)	(271)	(3)	(4)
Decrease (Increase) in noncurrent assets	35	5	(2)
Increase (Decrease) in noncurrent liabilities	21	22	(16)
Cash provided from operations	6	457	503
Financing Activities
Net transfers from (to) former parent company	216	(296)	(531)
Separation payment to former parent company (A)	(728)	—	—
Additions to debt (original maturities greater than three months) (Q)	2,400	—	—
Debt issuance costs (Q)	(57)	—	—
Payments on debt (original maturities greater than three months) (Q)	(1,100)	—	—
Other	13	1	(5)
Cash provided from (used for) financing activities	744	(295)	(536)
Investing Activities
Capital expenditures	(163)	(201)	(317)
Proceeds from the sale of assets and businesses (S)	125	31	307
Cash used for investing activities	(38)	(170)	(10)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(1)	(2)
Net change in cash and cash equivalents and restricted cash	715	(9)	(45)
Cash and cash equivalents and restricted cash at beginning of year (R)	72	81	126
Cash and cash equivalents and restricted cash at end of year (R)	$787	$72	$81
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance at December 31, 2017	$2,862	$—	$—	$—	$410	$13	$3,285
Net income	187	—	—	—	—	—	187
Other comprehensive loss (L)	—	—	—	—	(160)	—	(160)
Change in ParentCo contribution	(339)	—	—	—	—	—	(339)
Other	(3)	—	—	—	—	(1)	(4)
Balance at December 31, 2018	$2,707	$—	$—	$—	$250	$12	$2,969
Adoption of accounting standard (B)	73	—	—	—	—	—	73
Net income	177	—	—	—	—	—	177
Other comprehensive income (L)	—	—	—	—	45	—	45
Change in ParentCo contribution	(294)	—	—	—	—	—	(294)
Other	1	—	—	—	—	2	3
Balance at December 31, 2019	$2,664	$—	$—	$—	$295	$14	$2,973
Net income (loss)	46	—	—	(155)	—	—	(109)
Other comprehensive income (L)	—	—	—	—	146	—	146
Establishment of additional defined benefit plans (H)	349	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	217
Separation payment to former parent company (A)	(728)	—	—	—	—	—	(728)
Separation-related adjustments	(2,548)	—	3,334	—	(450)	—	336
Issuance of common stock (K)	—	1	(1)	—	—	—	—
Stock-based compensation (K)	—	—	15	—	—	—	15
Balance at December 31, 2020	$—	$1	$3,348	$(155)	$(1,761)	$14	$1,447
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements
(dollars in millions, except per-share amounts)
A.   The Separation and Basis of Presentation
Arconic Corporation (or the “Company”) is a manufacturer of fabricated aluminum products, including sheet and plate, extrusions, and architectural products, with a primary focus on the ground transportation, aerospace, building and construction, industrial products, and packaging end markets. The Company has 22 primary operating locations in 8 countries around the world, situated in the United States, Canada, China, France, Germany, Hungary, Russia, and the United Kingdom.
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
Coronavirus. Our operations and financial results have been, and are expected to continue to be, adversely affected by the current coronavirus (COVID-19) pandemic. Since Arconic Corporation’s launch as a standalone company on April 1, 2020, market conditions have been changing rapidly and unpredictably. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations. While many of our customers have resumed operations, the Company is unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. In 2020, Arconic Corporation derived approximately 33% of its revenue from the ground transportation end market—including approximately 11% of its revenue from Ford, our largest customer—and 14% from the aerospace end market. Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. These trends may lead to charges, impairments, and other adverse financial impacts over time. The duration of the current disruptions to our customers and related financial impact to us has been estimated, but remains highly uncertain at this time. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from COVID-19 continues for an extended period.
As a result of these developments, Arconic Corporation implemented several measures starting in April 2020 to mitigate the impacts of COVID-19 on the Company’s business, results of operations, financial condition, liquidity, and cash flows:
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
•implementing a combination of modified schedules, adjusted work hours, lower costs, and/or delayed raises at all rolling mill facilities in Europe, China, and Russia;
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
The Separation.  On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, later named Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of common stock of Arconic Corporation to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common stockholders were to receive one share of Arconic Corporation common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders were to receive cash in lieu of fractional shares).
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
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic Corporation from a portion of the aggregate net proceeds of previously executed financing arrangements (see Note Q). In connection with the Separation, 109,021,376 shares of Arconic Corporation common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic Corporation’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic Corporation’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic Corporation was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 from January 2020 through March 2020 and $78 in 2019 for such costs, of which $18 and $40, respectively, was allocated to Arconic Corporation. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
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
Management evaluates whether an Arconic Corporation entity or interest is a variable interest entity and whether Arconic Corporation is the primary beneficiary. Consolidation is required if both of these criteria are met. Arconic Corporation does not have any variable interest entities requiring consolidation.
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
The following table reflects the allocations described above:

	2020	2019	2018
Cost of goods sold(1)	$—	$14	$11
Selling, general administrative, and other expenses(2)	25	115	56
Research and development expenses	—	11	24
Provision for depreciation and amortization	1	10	10
Restructuring and other charges(3) (E)	2	7	50
Interest expense (F)	28	115	125
Other (income), net (G)	(5)	(6)	(12)
_________________
(1)For all periods presented, amount principally relates to an allocation of expenses for ParentCo’s retained pension and other postretirement benefit obligations associated with closed and sold operations.
(2)In 2020 (January through March) and 2019, amount includes an allocation of $18 and $40, respectively, for costs incurred by ParentCo associated with the Separation (see above).
(3)In 2018, amount includes an allocation of settlement and curtailment charges and benefits related to several actions taken (lump sum payments and benefit reductions) by ParentCo associated with pension and other postretirement benefit plans.
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
Related Party Transactions.   Transactions between the Arconic Corporation Businesses and the Howmet Aerospace Businesses have been presented as related party transactions on the accompanying Consolidated Financial Statements. In 2020, 2019, and 2018, sales to the Howmet Aerospace Businesses from the Arconic Corporation Businesses were $108, $183, and $206, respectively. As of December 31, 2020, outstanding receivables from the Howmet Aerospace Businesses were $12 and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.

B.   Summary of Significant Accounting Policies
Cash Equivalents.   Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. For all periods prior to the Separation Date, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic Corporation. Only cash amounts specifically attributable to Arconic Corporation were reflected on the Company's Consolidated Financial Statements.
Inventory Valuation. Inventories are carried at the lower of cost and net realizable value, with cost for most inventories determined under the average cost method. The cost of certain non-U.S. inventories is determined under the first-in, first-out (FIFO) method.
Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at last-in, first-out (LIFO) cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note M for additional information.
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

	Structures	Machinery and equipment
Rolled Products	32	22
Building and Construction Systems	25	18
Extrusions	33	19
Repairs and maintenance are charged to expense as incurred. Generally, gains or losses from the sale of asset groups are recorded in Restructuring and other charges while gains and losses from the sale of individual assets are recorded in Other expenses (income), net.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic Corporation has three reporting units—the Rolled Products segment, the Building and Construction Systems segment, and the Extrusions segment—all of which contain goodwill. As of December 31, 2020, the carrying value of goodwill for Rolled Products, Building and Construction Systems, and Extrusions was $254, $71, and $65, respectively.
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
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic Corporation uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic Corporation would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2020 annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. The estimated fair value for each of the three reporting units was substantially in excess of the respective carrying value, resulting in no impairment.
The annual review in 2019 and 2018 indicated that goodwill was not impaired for any of Arconic Corporation’s reporting units and there were no triggering events that necessitated a quantitative impairment test for any of the reporting units. That said, in light of the economic impact of the COVID-19 pandemic, the Company did perform periodic qualitative assessments throughout 2020 as described below.
During the first quarter of 2020, the equity value of Arconic Corporation’s peer group companies, and the overall U.S. stock market declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the ground transportation and aerospace industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, the Company performed a qualitative assessment to evaluate whether it was more likely than not that the fair value of any of its reporting units was less than the respective carrying value. As a result of this assessment, the Company concluded that no further analysis was required and no impairment existed. The Company revisited this assessment in both the second and third quarters of 2020 amid the continued widespread impact of COVID-19 and arrived at the same conclusion. If Arconic Corporation’s actual results or external market factors further decline significantly, future goodwill impairment charges may be necessary and could be material.
Other Intangible Assets.   Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Rolled Products	6	12
Building and Construction Systems	4	20
Extrusions	3	10

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
Operating lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term calculated at the lease commencement date and are recognized as lease expense on a straight-line basis over the lease term. Arconic Corporation uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of the Company’s leases do not provide an implicit rate. The operating lease right-of-use assets also include any lease prepayments made and are reduced by lease incentives and accrued exit costs.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates may also include costs related to other potentially responsible parties to the extent that Arconic Corporation has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
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
Revenue Recognition.   Arconic Corporation’s contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, may also generally include terms under negotiated multi-year agreements. These customer contracts typically consist of the manufacture of products, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. Arconic Corporation produces aluminum sheet and plate; extruded, machined, and formed shapes; integrated aluminum structural systems; and architectural extrusions. Transfer of control is assessed based on alternative use of the products produced and Arconic Corporation’s enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel).
In certain circumstances, Arconic Corporation receives advanced payments from its customers for product to be delivered in future periods. These advanced payments are recorded as deferred revenue until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Deferred revenue is included in Other current liabilities and Other noncurrent liabilities and deferred credits on the Consolidated Balance Sheet.
Pension and Other Postretirement Benefits.   For all periods prior to January 1, 2020 (see below), certain employees attributable to the Arconic Corporation Businesses participated in defined benefit pension and other postretirement benefit plans sponsored by ParentCo (the “Shared Plans”), which also included participants attributable to non-Arconic Corporation Businesses. Arconic Corporation accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic Corporation did not record an asset or liability to recognize any portion of the funded status of the Shared Plans. However, the related expense recorded by the Company was based primarily on pensionable compensation and estimated interest costs related to participants attributable to the Arconic Corporation Businesses.
Prior to the Separation Date, certain other ParentCo plans that were entirely attributable to employees of the Arconic Corporation Businesses (“Direct Plans”) were accounted for as defined benefit pension and other postretirement benefit plans. Accordingly, the funded and unfunded position of each Direct Plan was recorded in the Consolidated Balance Sheet. Actuarial gains and losses that have not yet been recognized in earnings were recorded in accumulated other comprehensive income, net of taxes, until they were amortized as a component of net periodic benefit cost. The determination of benefit obligations and recognition of expenses related to the Direct Plans is dependent on various assumptions, including discount rates, long-term expected rates of return on plan assets, and future compensation increases. ParentCo’s management developed each assumption using relevant company experience in conjunction with market-related data for each individual location in which such plans exist.
In preparation for the Separation, effective January 1, 2020, certain of the Shared Plans were separated into standalone plans for both Arconic Corporation (“New Direct Plans”) and ParentCo (see Note H). Additionally, effective April 1, 2020, certain of the other remaining Shared Plans were assumed by Arconic Corporation (“Additional New Direct Plans”) (See Note H). Accordingly, beginning on the respective effective dates, the New Direct Plans and the Additional New Direct Plans are accounted for as defined benefit pension and other postretirement plans. Additionally, the Direct Plans continue to be accounted for as defined benefit pension and other postretirement plans.
Stock-Based Compensation.   For all periods prior to the Separation Date, eligible employees attributable to the Arconic Corporation Businesses participated in ParentCo’s stock-based compensation plan. The compensation expense recorded by Arconic Corporation included the expense associated with these employees, as well as the expense associated with an allocation of stock-based compensation expense for ParentCo's corporate employees (see Cost Allocations in Note A). From the Separation Date through December 31, 2020, Arconic Corporation recorded stock-based compensation expense for all of the Company's employees eligible to participate in Arconic Corporation's stock-based compensation plan. The following describes the manner in which stock-based compensation expense was initially determined for both Arconic Corporation and ParentCo.
Compensation expense for employee equity grants is recognized using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. The fair value of stock options is estimated on the date of grant using a lattice-pricing model. The fair value of performance stock units containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
Income Taxes.   The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Arconic Corporation’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.
For all periods prior to the Separation Date, the Arconic Corporation Businesses were included in the income tax filings of ParentCo. The provision for income taxes was determined in the same manner described above, but on a on a separate return methodology as if Arconic Corporation was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach was assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes were also determined in the same manner described above and were reflected in the Consolidated Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes were expected to transfer to Arconic Corporation upon the Separation. Any difference from attributes generated in a hypothetical return on a separate return basis was adjusted as a component of Parent Company net investment.
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
Foreign Currency.   The local currency is the functional currency for Arconic Corporation’s significant operations outside the United States, except for operations in Russia, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Arconic Corporation’s operations is made based on the appropriate economic and management indicators.
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
Effective December 31, 2020, Arconic Corporation adopted changes issued by the FASB that modify disclosures for defined benefit pension plans and other postretirement benefit plans. These modifications consist of the elimination, addition, and clarification of several disclosures aimed at improving the effectiveness of such disclosure. Changes that impact Arconic Corporation’s disclosure include the following: (i) elimination of presenting the amounts in accumulated other comprehensive income expected to be recognized (i.e., amortization of net actuarial losses and prior service costs) as non-service components of net periodic benefit cost over the next fiscal year; (ii) for postretirement health care benefits, elimination of the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit cost and (b) benefit obligation; and (iii) addition of an explanation of the reasons for significant gains and losses related to the changes in benefit obligations for the reporting period. The remaining changes under this guidance either do not represent a change to the Company’s previous disclosures or are not applicable. Other than applying the disclosure changes (see Note H), the adoption of this guidance did not have an impact on the Consolidated Financial Statements.
On January 1, 2019, Arconic Corporation adopted changes issued by the FASB to the accounting and presentation of leases. These changes require lessees to recognize a right-of-use asset and lease liability on the balance sheet, initially measured at the present value of the future lease payments for all operating leases with a term greater than 12 months. These changes were applied using the modified retrospective approach as of the date of adoption, under which leases existing at, or entered into after, January 1, 2019 were required to be measured and recognized on the Consolidated Balance Sheet. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed, among other things, the Company to carry forward the historical lease classification. The Company also elected to separate lease components from non-lease components for all classes of assets. The adoption of this new guidance resulted in the Company recording operating lease right-of-use assets and lease liabilities of $150 on the Consolidated Balance Sheet as of January 1, 2019. Also, the Company reclassified a net $73 to Parent Company net investment comprised of  $119 from Other noncurrent liabilities and deferred credits, $24 from Properties, plants, and equipment, net, and $22 from Deferred income tax assets reflecting the cumulative effect of an accounting change related to the sale-leaseback of Arconic Corporation’s

Texarkana (Texas) cast house (see Note S). The adoption of the standard had no impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows. See Note P for disclosures related to the Company’s operating leases.
Recently Issued Accounting Guidance.   In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. As of December 31, 2020, the Company has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations (see Note Q), as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.
In December 2019, the FASB issued guidance that is intended to simplify various aspects related to the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. These changes include the removal of certain exceptions and the simplification of several provisions, including: requiring an entity to recognize tax that is partially based on income, such as franchise tax, as income-based tax and account for additional amounts incurred as non-income based tax; requiring an entity to evaluate when a step up in tax basis of goodwill should be considered part of the original business combination or a separate transaction; and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. These changes become effective on January 1, 2021, with early adoption permitted. Management has determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

C.   Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic Corporation are in Corporate.

For the year ended December 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Ground Transportation	$1,761	$—	$88	$1,849
Building and Construction	154	963	—	1,117
Aerospace	598	—	222	820
Industrial Products and Other	1,049	—	71	1,120
Packaging	773	—	—	773
Total end-market revenue	$4,335	$963	$381	$5,679
2019
Ground Transportation	$2,428	$—	$117	$2,545
Building and Construction	182	1,118	—	1,300
Aerospace	1,016	—	291	1,307
Industrial Products and Other	1,098	—	142	1,240
Packaging	885	—	—	885
Total end-market revenue	$5,609	$1,118	$550	$7,277
2018
Ground Transportation	$2,585	$—	$107	$2,692
Building and Construction	217	1,140	—	1,357
Aerospace	895	—	285	1,180
Industrial Products and Other	1,029	—	154	1,183
Packaging	1,005	—	—	1,005
Total end-market revenue	$5,731	$1,140	$546	$7,417

D.   Segment and Related Information
Segment Information
Arconic Corporation has three operating and reportable segments, which are organized by product on a global basis: Rolled Products, Building and Construction Systems, and Extrusions (see segment descriptions below). The Company determined the chief operating decision maker to be the CEO, who regularly reviews the financial information of these three segments to assess performance and allocate resources.
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
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note M for additional information.
Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss and the change in inventory cost method.
Segment assets are comprised of customer receivables; inventories; properties, plants, and equipment, net; and goodwill.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note B). Transactions among segments are established based on negotiation among the parties.
The following are detailed descriptions of Arconic Corporation’s reportable segments:
Rolled Products.   This segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, automotive, commercial transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. A small portion of this segment also produced aseptic foil for the packaging end market prior to February 1, 2020 (see Note S). While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers.
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

The operating results and assets of Arconic Corporation’s reportable segments were as follows (differences between segment totals and Arconic Corporation’s consolidated totals for line items not reconciled are in Corporate):

	Rolled Products	Building and Construction Systems	Extrusions	Total
2020
Sales:
Third-party sales–unrelated party	$4,260	$963	$348	$5,571
Third-party sales–related party	75	—	33	108
Intersegment sales	19	—	2	21
Total sales	$4,354	$963	$383	$5,700
Segment Adjusted EBITDA(1)	$527	$137	$(16)	$648
Provision for depreciation and amortization	$192	$18	$25	$235
2019
Sales:
Third-party sales–unrelated party	$5,478	$1,118	$498	$7,094
Third-party sales–related party	131	—	52	183
Intersegment sales	25	—	3	28
Total sales	$5,634	$1,118	$553	$7,305
Segment Adjusted EBITDA(1),(2)	$640	$126	$(9)	$757
Provision for depreciation and amortization	$185	$18	$29	$232
2018
Sales:
Third-party sales–unrelated party	$5,586	$1,140	$485	$7,211
Third-party sales–related party	145	—	61	206
Intersegment sales	15	—	3	18
Total sales	$5,746	$1,140	$549	$7,435
Segment Adjusted EBITDA(1),(2)	$562	$117	$23	$702
Provision for depreciation and amortization	$212	$18	$23	$253

2020
Assets:
Segment assets	$3,895	$381	$420	$4,696
Supplemental information:
Capital expenditures	134	7	11	152
Goodwill (O)	254	71	65	390
2019
Assets:
Segment assets	$3,758	$415	$500	$4,673
Supplemental information:
Capital expenditures	162	9	18	189
Goodwill (O)	246	69	71	386

The following tables reconcile certain segment information to consolidated totals:

For the year ended December 31,	2020	2019	2018
Sales:
Total segment sales	$5,700	$7,305	$7,435
Elimination of intersegment sales	(21)	(28)	(18)
Other*	(4)	—	25
Consolidated sales	$5,675	$7,277	$7,442
_____________________
*In 2018, the Other amount represents third-party sales generated by the Latin America extrusions business, which was sold in April 2018 (see Note S).
The following table reconciles total Segment Adjusted EBITDA to consolidated net income (loss) attributable to Arconic Corporation:

For the year ended December 31,	2020	2019	2018
Total Segment Adjusted EBITDA(1),(2)	$648	$757	$702
Unallocated amounts:
Corporate expenses(1),(3)	(24)	(53)	(57)
Stock-based compensation expense (K)	(23)	(40)	(22)
Metal price lag(4)	(27)	(39)	3
Provision for depreciation and amortization	(251)	(252)	(272)
Restructuring and other charges(5) (E)	(188)	(87)	104
Other(1),(6)	(55)	(71)	(62)
Operating income(2)	80	215	396
Interest expense (F)	(118)	(115)	(129)
Other (expenses) income, net(1) (G)	(70)	15	(4)
(Provision) Benefit for income taxes(2) (I)	(1)	62	(76)
Net income attributable to noncontrolling interest	—	—	—
Consolidated net (loss) income attributable to Arconic Corporation(2)	$(109)	$177	$187
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

For the year ended December 31,	2020	2019	2018
Segment Adjusted EBITDA:
Rolled Products	$(17)	$(62)	$(67)
Building and Construction Systems	(2)	(5)	(6)
Extrusions	(7)	(18)	(18)
Segment total	(26)	(85)	(91)
Unallocated amounts:
Corporate expenses	—	(15)	(13)
Other	1	(9)	(11)
Subtotal	1	(24)	(24)
Other expenses, net	(78)	(2)	(2)
Total	$(103)	$(111)	$(117)
(2)Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note M for additional information.
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
(5)In 2020, Restructuring and other charges includes a $199 charge for the settlement of certain employee retirement benefits virtually all within in the United States and the United Kingdom (see Note H).
(6)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

December 31,	2020	2019
Assets:
Total segment assets	$4,696	$4,673
Unallocated amounts:
Cash and cash equivalents	787	72
Prepaid expenses and other current assets	53	28
Corporate fixed assets, net	187	103
Operating lease right-of-use assets	144	125
Deferred income taxes (I)	329	14
Other noncurrent assets	97	32
Other	21	11
Consolidated assets	$6,314	$5,058
Customer Information
In 2020, 2019, and 2018 Arconic Corporation generated more than 10% of its consolidated sales from one customer, Ford Motor Company. These sales amounted to $647, $942, and $983 in 2020, 2019, and 2018 respectively, and were included in the Rolled Products segment.

Geographic Area Information
Geographic information for sales was as follows (based upon the country where the point of sale occurred):

For the year ended December 31,	2020	2019	2018
Sales:
United States	$3,697	$4,760	$4,713
Russia*	535	512	553
Hungary*	462	614	675
China	429	486	487
France	207	277	328
United Kingdom	144	230	218
Other	201	398	468
	$5,675	$7,277	$7,442
_____________________
*In all periods presented, sales of a portion of aluminum products from Arconic Corporation’s plant in Russia were completed through the Company’s international selling company located in Hungary.
Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2020	2019
Long-lived assets:
United States	$2,019	$2,018
China	252	255
Russia	213	231
Hungary	108	100
United Kingdom	82	84
France	18	18
Other	20	38
	$2,712	$2,744

E.   Restructuring and Other Charges
Restructuring and other charges for each year in the three-year period ended December 31, 2020 were comprised of the following:

	2020	2019	2018
Settlements related to employee retirement benefit plans (H)	$199	$—	$—
Net gain on divestitures of assets and businesses (S)	(49)	(20)	(152)
Layoff costs	23	30	1
Asset impairments	15	68	4
Other*	14	9	53
Reversals of previously recorded layoff and other costs	(14)	—	(10)
Restructuring and other charges	$188	$87	$(104)
__________________
*In 2020, 2019, and 2018, Other includes $2, $7, and $50, respectively, related to the allocation of ParentCo’s corporate restructuring activity to Arconic Corporation (see Cost Allocations in Note A).
Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.
2020 Actions.   In 2020, Arconic Corporation recorded a net charge of $188 in Restructuring and other charges, which were comprised of the following components: a $199 charge for the settlement of certain employee retirement benefits virtually all within the United States and the United Kingdom (see Note H); a $25 benefit for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill (see Note S); a $25 net gain related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note S); a $21 charge for costs, of which $5 is for layoff costs associated with approximately 90 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; an $18 charge for layoff costs associated with the separation of approximately 460 employees across the Company in response to the impact of COVID 19 (see Note A); a $14 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter (see Note T); a $4 charge for legacy non-income tax matters in Brazil; a $2 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and an $8 charge for other items.
As of December 31, 2020, approximately 450 of the 550 employees associated with 2020 restructuring programs were separated. The remaining separations are expected to be completed in 2021. In 2020, cash payments of $15 were made against layoff reserves related to 2020 restructuring programs.
2019 Actions.   In 2019, Arconic Corporation recorded Restructuring and other charges of $87, which were comprised of the following components: a $53 impairment charge for the assets associated with an aluminum rolling mill in Brazil as a result of signing a definitive sale agreement (see Note S); a $30 charge for layoff costs, including the separation of approximately 480 employees (240 in the Rolled Products segment, 190 in the Building and Construction Systems segment, and 50 in the Extrusions segment); a $20 benefit for contingent consideration received related to the sale of the Texarkana (Texas) rolling mill (see Note S); a $10 charge for the impairment of the carrying value of a trade name intangible asset; a $7 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $7 net charge for other items.
As of December 31, 2020, approximately 350 of the 370 (previously 480) employees associated with 2019 restructuring programs were separated. The total number of employees was updated to reflect the reversal of a program initiated by ParentCo in 2019, natural attrition, and employees initially identified for separation accepting other positions within the Company. The remaining separations are expected to be completed between 2021 and 2022 due to retirement and long-term disability considerations. In 2020 and 2019, cash payments of $9 and $11, respectively, were made against layoff reserves related to 2019 restructuring programs.
2018 Actions.   In 2018, Arconic Corporation recorded a net benefit of $104 in Restructuring and other charges, which were comprised of the following components: a $154 gain on the sale of the Texarkana (Texas) rolling mill and cast house (see Note S); a $50 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); a $2 charge for a post-closing adjustment related to the divestiture of the Latin America extrusions business (see Note S); an $8 net charge for other items; and a $10 benefit for the reversal of several layoff reserves related to prior periods.

Arconic Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

For the year ended December 31,	2020	2019	2018
Rolled Products	$(15)	$47	$(156)
Building and Construction Systems	5	33	(3)
Extrusions	(14)	1	—
Segment total	(24)	81	(159)
Corporate	212	6	55
	$188	$87	$(104)

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2017	$22	$2	$24
Cash payments	(12)	(1)	(13)
Restructuring charges	1	1	2
Other(1)	(10)	1	(9)
Reserve balances at December 31, 2018	1	3	4
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019	20	1	21
Separation-related adjustments(2)	2	—	2
Cash payments	(24)	(3)	(27)
Restructuring charges	23	4	27
Other(1)	(8)	(1)	(9)
Reserve balances at December 31, 2020(3)	$13	$1	$14
_____________________
(1)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(3)The remaining reserves are expected to be paid in cash during 2021, with the exception of $2 that is expected to be paid in 2022 related to special termination benefits.

F.   Interest Cost Components

For the year ended December 31,	2020	2019	2018
Amount charged to expense	$118	$115	$129
Amount capitalized	6	12	9
	$124	$127	$138
In 2020 (January through March), 2019, and 2018, total interest costs include an allocation of ParentCo’s financing costs of $28, $115, and $125, respectively (see Cost Allocations in Note A). Also, in 2020, total interest costs include $19 for the write-off and immediate expensing of certain debt issuance costs related to a debt refinancing (see Note Q). Typically, such costs are deferred and amortized to interest expense over the term of the related financing arrangement.

G.   Other Expenses (Income), Net

For the year ended December 31,	2020	2019	2018
Non-service costs — Pension and OPEB (H)	$78	$2	$2
Foreign currency losses (gains), net	11	(17)	17
Net loss from asset sales	—	2	4
Interest income	(4)	(13)	(13)
Other, net	(15)	11	(6)
	$70	$(15)	$4
In 2020, Other, net includes a $20 benefit for the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic Corporation for an outstanding income tax matter in Spain. Under the terms of the Tax Matters Agreement (see Note A) related to the Separation, Arconic Corporation was responsible for 34% of the potential loss related to this matter should Howmet Aerospace receive an unfavorable ruling from Spain’s Supreme Court. At the time of Separation, Arconic Corporation management believed that the likelihood of the Company performing under the indemnification was probable resulting in a liability being established on Arconic Corporation’s opening balance sheet at the Separation Date. In November 2020, a favorable ruling was received from Spain’s Supreme Court bringing a final conclusion to this matter as this decision may not be appealed any further. As no further income tax payment was required of Howmet Aerospace likewise Arconic Corporation no longer has a requirement to perform under the indemnification.

H.   Pension and Other Postretirement Benefits
Defined Benefit Plans
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
Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 1.55% at June 30, 2020 from 2.05% at December 31, 2019. The settlement events, together with the remeasurement of the plan, resulted in an approximately $250 net reduction to the Company’s remaining plan obligation and both a decrease to the Company’s pension benefit asset and a settlement charge of $58 ($48 after-tax) in 2020. The settlement charge represents the accelerated amortization of a portion of the existing net actuarial loss associated with this plan. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss. Subsequent to this remeasurement, the remaining respective plan obligations and plan assets attributable to Arconic Corporation and Howmet Aerospace were transferred into separate plans and the existing U.K. plan was terminated. Immediately following the completion of the transfer, the Company’s remaining plan obligation was approximately $240 and the plan assets were approximately $260 related to 1,050 plan participants.
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
U.S. Pension Plan Annuitization—In December 2020, Arconic Corporation purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 7,000 participants from two U.S. defined benefit pension plans to an insurance company. On a combined basis, this transaction resulted in the settlement of approximately $240 in plan obligations and the transfer of approximately $245 in plan assets. Prior to this action, these two plans had approximately 30,000 participants combined. The Company recognized a $140 ($108 after-tax) settlement charge, which represents the accelerated amortization of a portion of the existing net actuarial loss associated with these plans. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note L).
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic Corporation related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		For the year ended December 31,			For the year ended December 31,
Type of Plan	Type of Expense	2020	2019	2018	2020	2019	2018
Cumulative Direct Plans	Net periodic benefit cost	$82	$5	$5	$22	$—	$—
Shared Plans	Multiemployer contribution expense	—	61	67	—	21	21
Shared Plans	Cost allocation	(1)	20	20	—	4	5
		$81	$86	$92	$22	$25	$26
The funded status of Arconic Corporation’s Cumulative Direct Plans is measured as of December 31 each calendar year. All the information that follows for pension and other postretirement benefit plans is only applicable to the Cumulative Direct Plans, as appropriate. As of and for the year ended December 31, 2019, the Company’s other postretirement benefit plans were not material.

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2020	2019	2020
Change in benefit obligation
Benefit obligation at beginning of year	$142	$122	$1
Establishment of additional defined benefit plans - New Direct Plans	3,688	—	567
Separation-related adjustments - Additional New Direct Plans	550	—	—
Service cost	21	3	5
Interest cost	108	4	13
Amendments	—	—	(52)
Actuarial losses*	382	17	33
Benefits paid	(273)	(5)	(55)
Settlements	(542)	—	—
Foreign currency translation impact	10	1	—
Divestitures	(5)	—	—
Medicare part D subsidy receipts	—	—	2
Benefit obligation at end of year	$4,081	$142	$514
Change in plan assets
Fair value of plan assets at beginning of year	$79	$70	$—
Establishment of additional defined benefit plans - New Direct Plans	2,335	—	—
Separation-related adjustments - Additional New Direct Plans	600	—	—
Actual return on plan assets	350	7	—
Employer contributions	271	3	—
Benefits paid	(266)	(4)	—
Settlements	(595)	—	—
Foreign currency translation impact	3	3	—
Divestitures	(4)	—	—
Administrative expenses	(19)	—	—
Fair value of plan assets at end of year	$2,754	$79	$—
Funded status	$(1,327)	$(63)	$(514)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$24	$2	$—
Current liabilities	(8)	(2)	(35)
Noncurrent liabilities	(1,343)	(63)	(479)
Net amount recognized	$(1,327)	$(63)	$(514)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net actuarial loss, before tax effect	$2,203	$58	$197
Prior service cost (benefit)	1	—	(61)
Net amount recognized	$2,204	$58	$136
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income consist of:
Net actuarial loss	$275	$16	$35
Prior service cost (benefit)	1	—	(52)
Amortization of prior service benefit	—	—	4
Amortization of accumulated net actuarial loss	(322)	(3)	(8)
Total, before tax effect	$(46)	$13	$(21)
*At December 31, 2020, actuarial losses for pension benefits includes approximately $370 attributable to the change in the discount rate used to determine the benefit obligation (see “Assumptions” below).

Pension Plan Benefit Obligations

	Pension benefits
	2020	2019
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$4,081	$142
Accumulated benefit obligation	4,068	133
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	3,795	123
Fair value of plan assets	2,444	57
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	3,784	113
Fair value of plan assets	2,444	57
Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
For the year ended December 31,	2020	2019	2018	2020
Service cost	$21	$3	$3	$5
Interest cost	108	4	4	13
Expected return on plan assets	(170)	(5)	(5)	—
Recognized net actuarial loss	123	3	3	8
Amortization of prior service benefit	—	—	—	(4)
Settlements	199	—	—	—
Net periodic benefit cost*	$281	$5	$5	$22
_____________________
*Service cost was included within Cost of goods sold, Settlement was included within Restructuring and other charges, and all other components were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	Benefit obligations		Net periodic benefit cost
	December 31,		For the year ended December 31,
	2020	2019	2020	2019	2018
Discount rate—pension plans	2.45%	2.29%	2.86%	3.12%	2.94%
Discount rate—other postretirement benefit plans	2.61	*	2.30	*	*
Rate of compensation increase—pension plans	2.55	3.20	3.20	3.42	3.33
Expected long-term rate of return on plan assets—pension plans	—	—	6.09	6.73	6.72
______________________
*In 2019 and 2018, the Company's other postretirement benefit plans were not material.
The discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors. The yield curve model parallels the projected plan cash flows, which have a weighted average duration of 11 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the plan obligations multiple times. If a deep market of high quality corporate bonds does not exist in a country, then the yield on government bonds is used.
The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. For 2020, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2021, management anticipates that the weighted-average expected long-term rate of return will be in the range of 5.00% to 6.00%.
Weighted-average assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (non-U.S. plans are not material):

2020
Health care cost trend rate assumed for next year	7.7%
Rate to which the cost trend rate gradually declines	4.6%
Year that the rate reaches the rate at which it is assumed to remain	2026
The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by the Company’s other postretirement benefit plans. For 2021, a 7.7% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans.
Plan Assets
Arconic Corporation’s pension plan investment policy and weighted average asset allocations at December 31, 2020 and 2019, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy maximum*	2020	2019
Equities	40%	20%	42%
Fixed income	100%	51	38
Other investments	30%	29	20
Total		100%	100%
______________________
*Reflects new investment policy established for the Company after the Separation Date.
The principal objectives underlying the investment of the pension plan assets are to ensure that Arconic Corporation can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within various asset classes to protect asset values against adverse movements. The use of derivative instruments is permitted where appropriate and necessary for achieving diversification across the balance of the asset portfolio. Investment practices comply with the requirements of applicable country laws and regulations.
The following section describes the valuation methodologies used by the trustees to measure the fair value of pension plan assets. For plan assets measured at net asset value, this refers to the net asset value of the investment on a per share basis (or its equivalent) as a practical expedient. Otherwise, an indication of the level in the fair value hierarchy in which each type of asset is generally classified is provided (see Note Q for the definition of fair value and a description of the fair value hierarchy).
Equities—These securities consist of: (i) direct investments in the stock of publicly traded U.S. and non-U.S. companies and are valued based on the closing price reported in an active market on which the individual securities are traded (generally classified in Level 1); (ii) the plans’ share of commingled funds that are invested in the stock of publicly traded companies and are valued at net asset value; and (iii) direct investments in long/short equity hedge funds and private equity (limited partnerships and venture capital partnerships) and are valued at net asset value.
Fixed income—These securities consist of: (i) U.S. government debt and are generally valued using quoted prices (included in Level 1); and (ii) publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures) and are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data (included in Level 2).
Other investments—These investments include, among others: (i) real estate investment trusts valued based on the closing price reported in an active market on which the investments are traded (included in Level 1); (ii) the plans’ share of commingled funds that are invested in real estate partnerships and are valued at net asset value; (iii) direct investments in discretionary and systematic macro hedge funds and private real estate (includes limited partnerships) and are valued at net asset value; and (iv) absolute return strategy funds and are valued at net asset value.
The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while Arconic Corporation believes the valuation methods used by the plans’ trustees are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table presents the fair value of pension plan assets classified under either the appropriate level of the fair value hierarchy or net asset value:

December 31, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$1	$—	$—	$276	$277
Long/short equity hedge funds	—	—	—	107	107
Private equity	—	—	—	143	143
	$1	$—	$—	$526	$527
Fixed Income:
Intermediate and long duration government/credit	$117	$602	$—	$606	$1,325
Other	1	—	—	44	45
	$118	$602	$—	$650	$1,370
Other investments:
Real estate	$39	$—	$—	$93	$132
Discretionary and systematic macro hedge funds	—	—	—	531	531
Other	—	—	—	94	94
	$39	$—	$—	$718	$757
Total*	$158	$602	$—	$1,894	$2,654

December 31, 2019	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$—	$—	$—	$33	$33
	$—	$—	$—	$33	$33
Fixed Income:
Intermediate and long duration government/credit	$—	$—	$—	$26	$26
Other	—	4	—	—	4
	$—	$4	$—	$26	$30
Other investments:
Real estate	$—	$—	$—	$8	$8
Other	—	—	—	8	8
	$—	$—	$—	$16	$16
Total	$—	$4	$—	$75	$79
______________________
*As of December 31, 2020, the total fair value of pension plan assets excludes a net receivable of $100, which represents securities not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows
It is Arconic Corporation’s policy to contribute amounts to funded defined benefit pension plans sufficient to meet the minimum requirements set forth in applicable country employee benefit and tax regulations, including ERISA for U.S. plans. From time to time, Arconic Corporation may contribute additional amounts as deemed appropriate. In 2020 and 2019, cash contributions to Arconic Corporation’s funded defined benefit pension plans were $271 and $3, respectively. The minimum required contributions to Arconic Corporation’s funded defined benefit pension plans in 2021 is estimated to be $192, of which $183 is for U.S. plans. In January 2021, the Company contributed a combined $200 to its two U.S. funded defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Benefit payments expected to be paid to pension (funded and unfunded) and other postretirement benefit plan participants and expected Medicare Part D subsidy receipts are as follows:

For the year ended December 31,	Pension benefits	Gross other postretirement benefits	Medicare part D subsidy receipts	Net other postretirement benefits
2021	$256	$37	$1	$36
2022	252	36	1	35
2023	247	34	1	33
2024	242	33	1	32
2025	237	32	1	31
2026 through 2029	1,112	147	4	143
	$2,346	$319	$9	$310
Defined Contribution Plans
Arconic Corporation sponsors savings and investment plans in the United States and certain other countries. Prior to the Separation Date, employees attributable to the Arconic Corporation Businesses participated in ParentCo-sponsored plans. In the United States, employees may contribute a portion of their compensation to the plans, and Arconic Corporation (ParentCo prior to the Separation Date) matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, Arconic Corporation (ParentCo prior to the Separation Date) makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees. Arconic Corporation’s expenses (contributions) related to all defined contribution plans were $35 in 2020, $38 in 2019, and $37 in 2018.

I.   Income Taxes
Provision (Benefit) for income taxes. The components of (loss) income before income taxes were as follows:

For the year ended December 31,	2020	2019	2018
Domestic - United States	$(126)	$64	$193
Foreign	18	51	70
	$(108)	$115	$263
Provision (Benefit) for income taxes consisted of the following:

For the year ended December 31,	2020	2019	2018
Current:
U.S. federal*	$—	$—	$47
Foreign	13	16	20
U.S. state and local	4	3	8
	17	19	75
Deferred:
U.S. federal*	(12)	(83)	(8)
Foreign	4	11	9
U.S. state and local	(8)	(9)	—
	(16)	(81)	1
Total	$1	$(62)	$76
__________________
*    Includes U.S. income taxes related to foreign income. Also, in 2020, the Deferred amount includes a $21 charge related to income generated by the Company prior to the Separation Date that will be included in ParentCo's 2021 tax return.
A reconciliation of the U.S. federal statutory rate to Arconic Corporation’s effective tax rate was as follows (the effective tax rate was a provision on loss in 2020, a benefit on income in 2019, and a provision on income in 2018):

For the year ended December 31,	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Taxes on foreign operations - rate differential	(4.8)	(6.0)	0.8
Other taxes related to foreign operations(1)	(9.4)	23.5	0.4
U.S. state and local taxes, including federal benefit	3.3	(2.6)	1.9
Statutory tax rate and law changes	(2.1)	—	—
Changes in valuation allowances	(7.3)	30.4	5.7
Non-taxable income - indemnification liability(2)	3.8	—	—
Subsidiary recapitalizations and reorganizations(3)	(3.9)	(121.8)	—
Non-deductible costs related to the Separation (A)	(2.2)	3.5	—
Other	0.7	(1.9)	(0.9)
Effective tax rate	(0.9)%	(53.9)%	28.9%
_____________________
(1)    In 2019, this line item includes the impact of incremental income tax expense of $35 related to foreign operations that generated income subject to the global intangible low-taxed income inclusion under the U.S. Internal Revenue Code.
(2)    In 2020, this line item reflects the impact of the absence of income tax expense for non-taxable income generated by the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic Corporation for an outstanding income tax matter in Spain (see Note G).

(3)    In 2019, this line item represents the impact of a $140 net tax benefit related to a U.S. tax election that resulted in the deemed liquidation of a foreign subsidiary's assets into its U.S. tax parent.
Deferred income taxes. The components of deferred tax assets and liabilities based on the underlying attributes without regard to jurisdiction were as follows:

	2020		2019
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Employee benefits	$503	$3	$43	$—
Tax loss carryforwards	167	—	115	—
Loss provisions	42	—	53	—
Operating lease right-of-use asset and liabilities	37	37	33	33
Depreciation	13	256	15	213
Deferred income/expense	6	80	8	75
Other	17	4	32	10
	$785	$380	$299	$331
Valuation allowance	(91)	—	(113)	—
	$694	$380	$186	$331
The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2020	Expires within 10 years	Expires within 11-20 years	No expiration(1)	Other(2)	Total
Tax loss carryforwards	$37	$25	$105	$—	$167
Employee benefits	—	—	—	503	503
Other	—	2	15	98	115
Valuation allowance	(35)	(11)	(8)	(37)	(91)
	$2	$16	$112	$564	$694
____________________
(1)Deferred tax assets with no expiration may still have annual limitations on utilization.
(2)Employee benefits will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to participants. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference.
The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (55%) and taxable temporary differences that reverse within the carryforward period (45%).
The following table details the changes in the valuation allowance:

December 31,	2020	2019	2018
Balance at beginning of year	$113	$107	$103
Separation-related adjustments (A)	22	—	—
Net change to existing allowances*	(16)	18	7
Release of allowances	—	(11)	—
Acquisitions and divestitures	(31)	—	—
Foreign currency translation	3	(1)	(3)
Balance at end of year	$91	$113	$107
____________________

*     This line item reflects movements in previously established valuation allowances, which increase or decrease as the related deferred tax assets increase or decrease. Such movements occur as a result of remeasurement due to a tax rate change and changes in the underlying attributes of the deferred tax assets, including expiration of the attribute and reversal of the temporary difference that gave rise to the deferred tax assets. In 2020, 2019, and 2018, no new valuation allowances were established.
Undistributed net earnings. Foreign undistributed net earnings that have not otherwise previously been subject to U.S. tax are generally exempt from U.S. tax if repatriated in the future. Such future distributions, as well as distributions of previously taxed foreign earnings, may be subject to U.S. state and/or foreign withholding taxes in certain jurisdictions. Also, foreign currency gains/losses related to the translation of previously taxed foreign earnings from the functional currency to the U.S. dollar may be subject to U.S. tax if such earnings were to be distributed in the future. At this time, management has no plans to repatriate such earnings in the foreseeable future, as the Company has several commitments and obligations related to its operations in various foreign jurisdictions. Management continuously evaluates the Company’s local and global cash needs for future business operations and anticipated debt facilities, which may influence future repatriation decisions. If such earnings were to be distributed in the future, management does not expect the potential U.S. state and/or foreign withholding taxes to be material to the Company’s Consolidated Financial Statements.
Uncertain tax positions. Arconic Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign and U.S. state jurisdictions. For U.S. federal income tax purposes, Arconic Corporation’s U.S. operations were included in the income tax filings of ParentCo’s U.S. consolidated tax group through 2019, and will continue to be through March 31, 2020. The U.S. federal income tax filings of ParentCo’s U.S. consolidated tax group have been examined for all periods through 2019. In 2021, the Company’s U.S. consolidated tax group will file a nine-month (April 1, 2020 through December 31, 2020) U.S. federal income tax return. For U.S. state and foreign income tax purposes, Arconic Corporation and its subsidiaries remain subject to income tax examinations for the 2012 tax year and forward.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2020	2019	2018
Balance at beginning of year	$21	$18	$23
Additions for tax positions of prior years	—	4	—
Reductions for tax positions of prior years	—	—	(4)
Foreign currency translation	2	(1)	(1)
Balance at end of year	$23	$21	$18
For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The amount of unrecognized tax benefits, if recorded, would not impact the annual effective tax rate for 2020, 2019, and 2018. Management does not anticipate that changes in the Company's unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2021.
It is Arconic Corporation’s policy to recognize interest and penalties related to income taxes as a component of the Provision (benefit) for income taxes on the accompanying Statement of Consolidated Operations. In 2020, 2019, and 2018, Arconic Corporation did not recognize any interest or penalties. As of December 31, 2020 and 2019, no interest and penalties were accrued.

J.   Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net (loss) income attributable to Arconic Corporation by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common stockholders was as follows (shares in millions):

	2020	2019	2018
Weighted-average shares outstanding – basic	109	109	109
Effect of dilutive share equivalents:
Stock options	—	—	—
Stock units	—	—	—
Weighted-average shares outstanding – diluted	109	109	109
In 2020, basic weighted-average shares outstanding and diluted weighted-average shares outstanding were the same because the effect of common share equivalents was anti-dilutive since Arconic Corporation generated a net loss. Had Arconic Corporation generated net income in 2020, 2.6 million common share equivalents related to outstanding stock units and stock options would have been included in diluted weighted-average shares outstanding. These common share equivalents do not consider 0.5 million stock options outstanding as of December 31, 2020 with a weighted average exercise price of $33.32 as the respective exercise price of these options was greater than the average market price of Arconic Corporation’s common stock.
Prior to the Separation Date, Arconic Corporation did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, in 2019 and 2018, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).

K.   Preferred and Common Stock
Preferred Stock.   Arconic Corporation is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01 per share. At December 31, 2020, the Company had no issued preferred stock.
Common Stock.   Arconic Corporation is authorized to issue 150,000,000 shares of common stock at a par value of $0.01 per share. On April 1, 2020, in connection with the Separation, the Company distributed 109,021,376 shares of its common stock to ParentCo’s stockholders (see Note A). Additionally, from April 1, 2020 through December 31, 2020, the Company issued 183,850 shares of common stock under its employee stock-based compensation plan (see below). As of December 31, 2020, Arconic Corporation had 109,205,226 issued and outstanding shares of common stock.
The Company issues new shares to satisfy the exercise of stock options and the conversion of stock units granted under its employee stock-based compensation plan, which provides authorization for the issuance of up to 8,500,000 shares. From April 1, 2020 through December 31, 2020, there were 84,959 stock options exercised and 157,230 stock units converted (see table below). Additionally, as of December 31, 2020, there were 1,026,808 stock options and 4,544,063 stock units outstanding (i.e., unexercised and/or unvested) under this plan (see table below). In accordance with the provisions of this plan, each stock option counts as one share and each stock unit counts as one and one-half share for purposes of determining the number of shares remaining for authorization. Accordingly, as of December 31, 2020, there were 336,293 shares of common stock available for issuance under the plan.
Dividends on common stock are subject to authorization by the Company’s Board of Directors. Arconic Corporation did not declare any dividends from April 1, 2020 through December 31, 2020.
Stock-based Compensation
For all periods prior to the Separation Date, eligible employees attributable to the Arconic Corporation Businesses participated in ParentCo’s stock-based compensation plan. From the Separation Date through December 31, 2020, eligible Arconic Corporation employees participated in the Company’s stock-based compensation plan.
Effective April 1, 2020, all outstanding stock options (vested and non-vested) and non-vested stock units originally granted under ParentCo’s stock-based compensation plan related to employees of the Arconic Corporation Businesses, as well as the ParentCo corporate employees that became Arconic Corporation employees at Separation, were replaced with similar stock options and stock units under Arconic Corporation’s stock-based compensation plan. In order to preserve the intrinsic value of these awards, the referenced employees received replacement stock options and stock units under Arconic Corporation’s stock-based compensation plan at a ratio of 1.07 and 2.18, respectively, compared to the number of stock options and stock units originally granted under ParentCo’s stock-based compensation plan. The ratio for stock options was developed by dividing the March 31, 2020 closing market price ($16.06) of ParentCo’s common stock by the April 1, 2020 opening market price ($15.00) of Arconic Corporation’s common stock (the Company’s common stock did not trade on a “when issued” basis prior to April 1, 2020). Additionally, the exercise price of stock options was decreased by a ratio of 0.93 developed by dividing $15.00 by $16.06. The ratio for stock units was developed by dividing the March 31, 2020 closing market price of ParentCo’s common stock by the volume weighted average trading price ($7.37) of Arconic Corporation’s common stock during the first five trading days subsequent to March 31, 2020. This resulted in a beginning balance of outstanding stock options and stock units under Arconic Corporation’s stock-based compensation plan of 1,173,492 and 3,062,013, respectively, as of April 1, 2020. The respective fair values of these stock options and units were adjusted accordingly. Arconic Corporation did not recognize any immediate incremental stock-based compensation expense as a result of this adjustment.
The following description of Arconic Corporation’s stock-based compensation plan is not materially different from the description of ParentCo’s stock-based compensation plan prior to the Separation.
Stock awards are generally granted in the first quarter of each calendar year to eligible employees at the closing market price of Arconic Corporation’s common stock on the date of grant. Stock options typically grade-vest over a three-year service period (1/3 each year) with a ten-year contractual term; stock units typically cliff-vest on the third anniversary of the award grant date. As a condition of Arconic Corporation’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant.
In 2020, certain of the stock unit grants also contain both performance and market conditions (the “performance stock units”) and were granted to a limited number of eligible employees, including the Company's executive officers. The final number of performance stock units earned is dependent on Arconic Corporation’s achievement of certain targets (performance condition) modified by a total stockholder return (“TSR”) multiplier (market condition) over a three-year measurement period. Specifically, determination of the initial number of stock units earned is based on the Company’s achievement of an adjusted EBITDA target (25%), a controllable free cash flow target (25%), and a pretax return on net assets target (50%). For the 2020 performance stock units, the Compensation Committee of the Company's Board of Directors established three one-year financial targets to address the lack of visibility and challenge in setting long-term financial goals at the outset of the COVID-19 pandemic, while aligning executive compensation to long-term results. This result is then scaled by the TSR multiplier, which is based on the Company’s relative three-year (January 1 of the grant year through December 31 of the third year in the service period) performance against the TSRs of a group of peer companies. Similar grants were made by ParentCo in 2019 and 2018 but these awards were subsequently converted by ParentCo management prior to 2020 at 100% and 97.5%, respectively, of target to stock units with no such conditions for the remainder of the service period in consideration of the Separation.
In 2020, 2019, and 2018, Arconic Corporation recognized stock-based compensation expense of $23 ($18 after-tax), $38 ($30 after-tax), and $22 ($17 after-tax), respectively, of which a minimum of approximately 85% was related to stock units in each period. No stock-based compensation expense was capitalized in 2020, 2019, or 2018. For periods prior to the Separation, the stock-based compensation expense recorded by Arconic Corporation was comprised of two components: (i) the expense associated with employees attributable to the Arconic Corporation Businesses, and (ii) an allocation of expense related to ParentCo corporate employees (see Cost Allocations in Note A). In 2020 (January through March), 2019, and 2018, this allocation was $5, $30, and $12, respectively, of Arconic Corporation’s recognized stock-based compensation expense. Also, in 2019, Arconic Corporation’s recognized stock-based compensation expense includes a benefit of $2 (through allocation) for certain executive pre-vest stock award cancellations. This benefit was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For stock units with no market condition, the fair value is equivalent to the closing market price of Arconic Corporation’s or ParentCo’s common stock on the date of grant in the respective periods. For stock units with a market condition, the fair value is estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $10.02, $11.93, and $20.25 per unit in 2020, 2019, and 2018 respectively. For stock options, the fair value was estimated on the date of grant using a lattice-pricing model, which generated a result of $9.79 per option in 2018 (there were no stock options granted in 2020 or 2019). As previously mentioned, the estimated fair values for stock options and stock units granted in 2019 and 2018 and outstanding at March 31, 2020 were adjusted in order to maintain the intrinsic value of these awards in connection with the Separation.
To estimate the fair value of a stock unit with a market condition, the Monte Carlo simulation model uses certain assumptions, including a risk-free interest rate and volatility, to estimate the probability of satisfying market conditions. The risk-free interest rate (0.2% in 2020, 1.6% in 2019, and 2.7% in 2018) was based on a yield curve of interest rates at the time of the grant based on the remaining performance period. Volatility was estimated using implied and historical volatility (35.4% in 2020 and 33.4% in 2019). Because of limited historical information due to the 2016 Separation Transaction, 2018 volatility (32.0%) was estimated using implied volatility and the representative price return approach, which uses price returns of comparable companies to develop a correlation assumption.
To estimate the fair value of a stock option, the lattice-pricing model uses several assumptions, including a risk-free interest rate, dividend yield, volatility, annual forfeiture rate, exercise behavior, and contractual life. The following describes the assumptions ParentCo used to estimate the fair value of stock options granted in 2018. The risk-free interest rate (2.5%) was based on a yield curve of interest rates at the time of the grant over the contractual life of the option. The dividend yield (0.9%) was based on a one-year average. Volatility (34.0%) was based on comparable companies and implied volatilities over the term of the option. ParentCo utilized historical option forfeiture data to estimate annual pre- and post-vesting forfeitures (6%). Exercise behavior (61%) was based on a weighted average exercise ratio (exercise patterns for grants issued over the number of years in the contractual option term) of an option’s intrinsic value resulting from historical employee exercise behavior. Based upon the other assumptions used in the determination of the fair value, the life of an option (6.0 years) was an output of the lattice-pricing model.

The activity for stock options and stock units, including performance stock units granted to the Company's executive officers, from April 1, 2020 through December 31, 2020 was as follows:

	Stock options		Stock units
	Number of options	Weighted average exercise price	Number of units	Weighted average FMV per unit
Outstanding, April 1, 2020	1,173,492	$26.01	3,062,013	$10.94
Granted	—	—	1,987,748	9.57
Exercised	(84,959)	18.81	—	—
Converted*	—	—	(157,230)	11.54
Expired or forfeited	(61,725)	25.56	(343,526)	10.41
Performance share adjustment	—	—	(4,942)	9.29
Outstanding, December 31, 2020	1,026,808	26.64	4,544,063	10.36
*The number of converted units includes 58,339 shares “withheld” to meet the Company’s statutory tax withholding requirements related to the income earned by the employees as a result of vesting in the units.
As of December 31, 2020, the 1,026,808 outstanding stock options had a weighted average remaining contractual life of 2.8 years and a total intrinsic value of $5. Additionally, 979,111 of the total outstanding stock options were fully vested and exercisable and had a weighted average remaining contractual life of 2.6 years, a weighted average exercise price of $26.56, and a total intrinsic value of $5 as of December 31, 2020. From April 1, 2020 through December 31, 2020, cash received from stock option exercises was $1 and the total intrinsic value of stock options exercised was $1.
At December 31, 2020, there was $10 (pre-tax) of combined unrecognized compensation expense related to non-vested grants of both stock options and stock units. This expense is expected to be recognized over a weighted average period of 1.8 years.

L.   Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic Corporation (such activity for Noncontrolling interest was immaterial for all periods presented):

	2020	2019	2018
Pension and other postretirement benefits (H)
Balance at beginning of period	$(43)	$(32)	$(36)
Establishment of additional defined benefit plans	(1,752)	—	—
Separation-related adjustments (A)	(50)	—	—
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service benefit	(259)	(16)	1
Tax benefit	62	3	1
Total Other comprehensive (loss) income before reclassifications, net of tax	(197)	(13)	2
Amortization of net actuarial loss and prior service benefit(1)	326	3	3
Tax expense(2)	(75)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	251	2	2
Total Other comprehensive income (loss)	54	(11)	4
Balance at end of period	$(1,791)	$(43)	$(32)
Foreign currency translation
Balance at beginning of period	$338	$282	$446
Separation-related adjustments (A)	(396)	—	—
Other comprehensive income (loss):
Foreign currency translation(3)	65	56	(164)
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	22	—	—
Total Other comprehensive income (loss)	87	56	(164)
Balance at end of period	$29	$338	$282
Cash flow hedges
Balance at beginning of period	$—	$—	$—
Separation-related adjustments (A)	(4)	—	—
Other comprehensive income:
Net change from periodic revaluations	(2)	—	—
Tax benefit	1	—	—
Total Other comprehensive loss before reclassifications, net of tax	(1)	—	—
Net amount reclassified to earnings(4)	8	—	—
Tax expense(2)	(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	6	—	—
Total Other comprehensive income	5	—	—
Balance at end of period	$1	$—	$—
Accumulated other comprehensive (loss) income	$(1,761)	$295	$250
_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note H). In 2020, this amount includes $199 related to the settlement of certain employee retirement benefits (see Note H).

(2)These amounts were reported in Provision (Benefit) for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes. In 2020, the net amount reclassified to earnings was reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations related to the sale of certain foreign subsidiaries.
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

M.   Inventories

December 31,	2020	2019
Finished goods	$282	$237
Work-in-process	635	746
Purchased raw materials	59	85
Operating supplies	67	69
	$1,043	$1,137
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
The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented. This change resulted in an increase to Parent Company net investment of $278 as of January 1, 2018. Additionally, certain financial statement line items in the accompanying Consolidated Balance Sheet as of December 31, 2019 and each of the Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the years ended December 31, 2019 and 2018 were recast as follows:

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Operations for the year ended December 31, 2019:
Cost of goods sold	$6,270	$62	$6,332
Operating income	277	(62)	215
Income before income taxes	177	(62)	115
Benefit for income taxes	(48)	(14)	(62)
Net income	225	(48)	177
Net income attributable to Arconic Corporation	225	(48)	177
Earnings per share attributable to Arconic Corporation common stockholders:
Basic	$2.07	$(0.44)	$1.63
Diluted	2.07	(0.44)	1.63

Statement of Consolidated Comprehensive Income for the year ended December 31, 2019:
Comprehensive income	$270	$(48)	$222
Comprehensive income attributable to Arconic Corporation	270	(48)	222

Consolidated Balance Sheet as of December 31, 2019:
Inventories	$820	$317	$1,137
Deferred income tax liabilities	87	72	159
Parent Company net investment	2,419	245	2,664

Statement of Consolidated Cash Flows for the year ended December 31, 2019:
Net income	$225	$(48)	$177
Deferred income taxes	(67)	(14)	(81)
(Increase) Decrease in inventories	(5)	62	57

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Operations for the year ended December 31, 2018:
Cost of goods sold	$6,549	$(22)	$6,527
Operating income	374	22	396
Income before income taxes	241	22	263
Provision for income taxes	71	5	76
Net income	170	17	187
Net income attributable to Arconic Corporation	170	17	187
Earnings per share attributable to Arconic Corporation common stockholders:
Basic	$1.56	$0.16	$1.72
Diluted	1.56	0.16	1.72

Statement of Consolidated Comprehensive Income for the year ended December 31, 2018:
Comprehensive income	$10	$17	$27
Comprehensive income attributable to Arconic Corporation	10	17	27

Statement of Consolidated Cash Flows for the year ended December 31, 2018:
Net income	$170	$17	$187
Deferred income taxes	(4)	5	1
(Increase) in inventories	(51)	(22)	(73)
The following table compares the amounts that were reported under average cost in the Consolidated Financial Statements as of and for the year ended December 31, 2020 with the amounts had they continued to be reported under LIFO:

	As Reported under Average Cost	As Computed under LIFO	Effect of Change
Statement of Consolidated Operations for the year ended December 31, 2020:
Cost of goods sold	$4,862	$4,889	$(27)
Operating income	80	53	27
Loss before income taxes	(108)	(135)	27
Provision (Benefit) for income taxes	1	(5)	6
Net loss	(109)	(130)	21
Net loss attributable to Arconic Corporation	(109)	(130)	21
Earnings per share attributable to Arconic Corporation common stockholders:
Basic	$(1.00)	$(1.19)	$0.19
Diluted	(1.00)	(1.19)	0.19

Statement of Consolidated Comprehensive Income for the year ended December 31, 2020:
Comprehensive income	$37	$16	$21
Comprehensive income attributable to Arconic Corporation	37	16	21

	As Reported under Average Cost	As Computed under LIFO	Effect of Change
Consolidated Balance Sheet as of December 31, 2020:
Inventories	$1,043	$696	$347
Deferred income tax assets	329	408	(79)
Additional capital	3,348	3,115	233
Accumulated deficit	(155)	(190)	35

Statement of Consolidated Cash Flows for the year ended December 31, 2020:
Net loss	$(109)	$(130)	$21
Deferred income taxes	(16)	(22)	6
Decrease in inventories	65	92	(27)

N.   Properties, Plants, and Equipment, Net

December 31,	2020	2019
Land and land rights	$23	$27
Structures:
Rolled Products	1,095	1,057
Building and Construction Systems	95	95
Extrusions	150	153
Other*	153	15
	1,493	1,320
Machinery and equipment:
Rolled Products	4,787	4,661
Building and Construction Systems	205	201
Extrusions	520	539
Other*	279	147
	5,791	5,548
	7,307	6,895
Less: accumulated depreciation and amortization	4,697	4,466
	2,610	2,429
Construction work-in-progress	102	315
	$2,712	$2,744
__________________
*    On the Separation Date, several corporate-related assets were transferred to Arconic Corporation from ParentCo, including a research and development center and related technical equipment (see Note A).

O.   Goodwill and Other Intangible Assets
The following table details the changes in the carrying amount of goodwill (see Note B for review of goodwill for impairment):

	Rolled Products	Building and Construction Systems	Extrusions	Total
Balances at December 31, 2018
Goodwill	$245	$97	$71	$413
Accumulated impairment losses	—	(28)	—	(28)
Goodwill, net	245	69	71	385
Translation	1	—	—	1
Balances at December 31, 2019
Goodwill	246	97	71	414
Accumulated impairment losses	—	(28)	—	(28)
Goodwill, net	246	69	71	386
Divestitures (S)	(1)	—	(6)	(7)
Translation	9	2	—	11
Balances at December 31, 2020
Goodwill	254	99	65	418
Accumulated impairment losses	—	(28)	—	(28)
Goodwill, net	$254	$71	$65	$390
Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software*	$550	$(510)	$40
Patents and licenses	28	(28)	—
Other	21	(14)	7
Total other intangible assets	$599	$(552)	$47

December 31, 2019	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$193	$(177)	$16
Patents and licenses	28	(28)	—
Other	21	(12)	9
Total other intangible assets	$242	$(217)	$25
__________________
*    On the Separation Date, several corporate-related information technology systems and applications were transferred to Arconic Corporation from ParentCo (see Note A).
Computer software consists primarily of software costs associated with an enterprise business solution within Arconic Corporation to drive common systems among all businesses.
Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2020, 2019, and 2018 was $17, $10, and $18, respectively. During the next five years, amortization expense related to these intangible assets is expected to decrease from $18 in 2021 to $2 in 2025.

P. Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $62, $63, and $52 in 2020, 2019, and 2018, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in 2020 and 2019 were $46 and $15, respectively.
Future minimum contractual operating lease obligations were as follows:

December 31,	2020	2019
2020	$—	$38
2021	43	29
2022	34	22
2023	26	17
2024	20	14
2025	16	12
Thereafter	41	26
Total lease payments	$180	$158
Less: imputed interest	33	29
Present value of lease liabilities	$147	$129
The weighted-average remaining lease term and weighted-average discount rate for Arconic Corporation's operating leases at December 31, 2020 and 2019 was 6.6 years and 6.7 years, respectively, and 5.9% and 6.0%, respectively.

Q.   Debt
In connection with the capital structure to be established at the time of the Separation, Arconic Corporation secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic Corporation completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, Arconic Corporation entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). The Company received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.
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
Descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement are set forth below.
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, the Company paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on the Company’s Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
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
2028 Notes—Interest on the 2028 Notes is paid semi-annually in February and August and commenced August 15, 2020.
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
2025 Notes—Interest on the 2025 Notes is paid semi-annually in May and November and commenced November 15, 2020.
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
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a quarterly borrowing base calculation, generally based upon a set percentage of eligible accounts receivable and inventory, less customary reserves. During the 2020 fourth quarter, the calculated available balance was $678. On January 25, 2021, the calculated available balance for the 2021 first quarter was determined to be $732.
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic Corporation will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic Corporation’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of December 31, 2020 and no amounts were borrowed since inception.
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
As of December 31, 2020, the combined carrying value and fair value of the 2028 Notes and 2025 Notes were $1,278 and $1,399, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

R.   Cash Flow Information
Cash paid for interest and income taxes was as follows:

	2020	2019	2018
Interest, net of amount capitalized*	$48	$107	$120
Income taxes, net of amount refunded	27	29	24
__________________
*    In 2019 and 2018, amount includes cash paid by ParentCo related to interest expense allocated to Arconic Corporation (see Cost Allocations in Note A).
For all periods presented, both Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of year includes Restricted cash of less than $0.04.

S.   Acquisitions and Divestitures
Divestitures
Itapissuma. On February 1, 2020, Arconic Corporation completed the sale of its aluminum rolling mill (aseptic foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash (see below), resulting in a loss of $59 (pretax). In 2019, Arconic Corporation recognized a charge of $53 (pretax) for the non-cash impairment of the carrying value of the rolling mill’s net assets, primarily properties, plants, and equipment, as a result of entering into an agreement in August 2019 to sell this rolling mill. Additionally, in February 2020, Arconic Corporation recognized a charge of $6 (pretax) for further necessary adjustments upon completion of the divestiture. Each of these amounts were recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations in the respective reporting periods. In December 2020, Arconic Corporation paid $4 in cash to Companhia Brasileira de Alumínio to settle working capital and other adjustments, which was previously contemplated in the aforementioned loss. This transaction remains subject to certain post-closing adjustments as defined in the agreement. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in the Rolled Products segment. The rolling mill generated third-party sales of $143 and $179 in 2019 and 2018, respectively, and, at the time of divestiture, had approximately 500 employees.
Changwon. On March 1, 2020, Arconic Corporation completed the sale of its hard alloy extrusions plant in South Korea to SeAH Besteel Corporation for a net $55 in cash, resulting in a gain of $31 (pretax), which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations. The gain is net of a $6 write-off of related goodwill. In May 2020, Arconic Corporation received an additional $1 in cash as a result of a post-closing adjustment, which was previously contemplated in the aforementioned gain. This transaction is no longer subject to post-closing adjustments. Prior to the divestiture, this plant’s operating results and assets and liabilities were reported in the Extrusions segment. The extrusions plant generated third-party sales of $51 and $53 in 2019 and 2018, respectively, and, at the time of divestiture, had approximately 160 employees.
Latin America Extrusions.   In April 2018, Arconic Corporation completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $2, following the settlement of post-closing and other adjustments in December 2018. As a result of entering into the agreement to sell the Latin America extrusions business in December 2017, a charge of $41 was recognized in Restructuring and other charges on the Company's Statement of Consolidated Operations related to the non-cash impairment of the net book value of the business. Additionally, in 2018, a charge of $2 related to a post-closing adjustment was recognized in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations. This transaction is no longer subject to any post-closing adjustments. The Latin America extrusions business generated third-party sales of $25 and $115 in 2018 (through the date of divestiture) and 2017, respectively, and had 612 employees at the time of the divestiture.
Texarkana. In October 2018, Arconic Corporation sold its Texarkana (Texas) rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration related to the achievement of various milestones associated with operationalizing the rolling mill equipment within 36 months of the transaction closing date. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, Arconic Corporation restarted the Texarkana cast house to meet demand for aluminum slab. While owned by Arconic Corporation, the operating results and assets and liabilities of the business were included in the Rolled Products segment. As part of the sale agreement, Arconic Corporation continued to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time Ta Chen performed toll processing of metal for Arconic Corporation for a period of six months. Arconic Corporation supplied Ta Chen with cold-rolled aluminum coil during this 24-month period.
The sale of the rolling mill and cast house was accounted for separately. In 2018, a gain on the sale of the rolling mill of $154, including fair value of contingent consideration of $5, was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations. In 2020 and 2019, the Company received additional contingent consideration of $25 and $20, respectively, which was recorded as a gain in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations in the respective reporting periods. As of December 31, 2020, there was no remaining contingent consideration associated with this transaction.
Arconic Corporation had continuing involvement related to the lease back of the cast house. As a result, the Company continued to recognize as assets, as well as depreciate, the cast house building and equipment that it sold to Ta Chen, and recorded the portion of the cash proceeds associated with the sale of the cast house assets as a noncurrent liability, including a deferred gain of $95. As of December 31, 2018, Arconic Corporation's Consolidated Balance Sheet included $24 in Properties, plants, and equipment, net, $22 in Deferred income taxes (noncurrent asset), and $119 in Other noncurrent liabilities and deferred credits. On January 1, 2019, Arconic Corporation adopted the lease accounting guidance (see Recently Adopted

Accounting Guidance in Note B), under which Arconic Corporation’s continuing involvement no longer required deferral of the recognition of the sale of the cast house. Accordingly, the carrying value of these assets and liabilities were reclassified to equity reflecting a net $73 cumulative effect of an accounting change on the date of adoption.

T.   Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note T are the full responsibility of Arconic Corporation pursuant to the Separation and Distribution Agreement (see Note A). Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet Aerospace for claims subject to indemnification.
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
Arconic Corporation’s remediation reserve balance was $156 and $208 (of which $90 and $83, respectively, was classified as a current liability) at December 31, 2020 and 2019, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Additionally, Accounts payable, trade includes unpaid invoices of $22 related to environmental remediation projects as of December 31, 2019.
In 2020, the remediation reserve was reduced by $2 due to the reversal of a $5 liability (a credit was recorded in Restructuring and other charges – see Note E) previously established by ParentCo, as the underlying obligation no longer exists based on an assessment completed by Arconic Corporation management; a charge of $1 (recorded in Restructuring and other charges – see Note E) to establish a liability related to the divestiture of a rolling mill in Brazil (see Note S); and a charge of $2 (recorded in Cost of goods sold) for incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites. In 2019, the remediation reserve was increased by $25 (recorded in Cost of goods sold) related to the Grasse River project (see Massena West, NY below).
Payments related to remediation expenses applied against the reserve were $82, $56, and $27 in 2020, 2019, and 2018, respectively, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in 2020 also reflects both an increase of $13 for obligations transferred from ParentCo on April 1, 2020 in connection with the Separation (see below) and a decrease of $3 for other items.
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
In June 2019, Arconic Corporation increased the reserve balance by $25 due to changes required in the EPA-approved remedial design and post-construction monitoring. These changes were necessary due to several items, the majority of which related to navigation issues identified by a local seaway development company. Accordingly, the EPA requested an addendum to the final remedial design be submitted to address these issues. The proposed remedy is to dredge certain of the sediments originally identified for capping in the affected areas of the Grasse River, resulting in incremental project costs. The EPA approved the proposal in April 2020. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At December 31, 2020 and 2019, the reserve balance associated with this matter was $115 and $171, respectively. Additionally, Accounts payable, trade includes unpaid invoices of $21 related to this project as of December 31, 2019. The majority of the remaining expenditures related to the project are expected to occur between 2021 and 2022.
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
United Kingdom Litigation. Multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire have filed claims in the U.K. arising from that fire, including as follows:
•On June 12, 2020, four claimants represented by Birnberg Peirce Ltd filed suit against AAP SAS.
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
•On December 23, 2020, several additional claims were filed by claimant groups comprised of survivors and estates of decedents. These claims were all filed against the same group of 23 defendants: AAP SAS, Arconic Corporation, Howmet Aerospace Inc., the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, the London Fire Commissioner, the UK Home Office, The Ministry of Housing, Communities and Local Government, Rydon Maintenance Ltd, Celotex Ltd, Saint-Gobain Construction Products UK Limited, Kingspan Insulation Limited, Kingspan Group PLC, Studio E Architects Ltd (In liquidation), Harley Facades Ltd, Harley Curtain Wall Limited (In liquidation), CEP Architectural Facades Ltd, Exova (U.K.) Ltd, CS Stokes & Associates Ltd, Artelia Projects UK Limited, Whirlpool UK Appliances Limited, Whirlpool Company Polska Sp.z.o.o. and Whirlpool Corporation. These claims include as follows (represent preliminary best estimates of claimants in each suit):

◦Seven claimants represented by Deighton Pierce Glynn;
◦Five claimants represented by SMQ Legal Services;
◦Four claimants represented by Scott Moncrieff;
◦Six claimants represented by Saunders Law;
◦Twenty-four claimants represented by Russell Cooke LLP;
◦Forty claimants represented by Imran Khan & Partners;
◦Sixty-seven claimants represented by Howe & Co.;
◦One hundred fourteen claimants represented by Hodge Jones and Allen Solicitor;
◦Nineteen claimants represented by Hickman & Rose;
◦Five claimants represented by Duncan Lewis Solicitors;
◦One hundred eighteen claimants represented by Birnberg Peirce;
◦Three hundred forty-one claimants represented by Bindmans LLP; and
◦Eighty-two claimants represented by Bhatt Murphy Ltd.
Multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire have also filed claims against AAP SAS arising from that fire, including as follows:
•On June 11, 2020, 80 firefighters represented by Thompsons Solicitors filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. Since then, another 5 firefighters have sought to be added to the suit.
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
All of these claims have been filed in the High Court in London. On October 2, 2020, the High Court ordered that (a) the suits of the survivors and estates of decedents that were issued in June 2020 be stayed until a hearing scheduled by the High Court for June 9-10, 2021; and (b) that the suits of emergency responders be stayed until a hearing scheduled by the High Court for July 7-8, 2021.
On December 17, 2020, a claim was issued by the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd against: (1) Whirlpool Company Polska Spolka z Organiczona; and (2) AAP SAS. The Claimants seek damages in respect of their own losses and/or a contribution to the extent that they are found to be liable by the London High Court for any losses arising out of the Grenfell Tower fire on June 14, 2017. This suit is to be stayed until July 8, 2021.
Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.

Behrens et al. v. Arconic Inc. et al.   On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleges that a defect exists in certain of our products sold to Airbus under various separate contracts. Airbus’s claims include claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claims damages attributed specifically to our products. Airbus is seeking damages in excess of $200 million and an order of indemnification with respect to conditional future losses. A private and confidential arbitration hearing occurred in late October 2020 on two of the three requests for arbitration with the second hearing on the final request for arbitration originally scheduled for February 2021 but now stayed. A decision has not been issued yet on the October arbitration hearing. While the amounts claimed in this matter may be substantial, the ultimate liability is not determinable because of the considerable uncertainties that exist in this matter. Accordingly, it is possible that our liquidity or results of operations in a reporting period could be materially adversely affected by the Airbus arbitration. However, based on facts currently available, management believes that the disposition of the Airbus arbitration will not have a material adverse effect on our results of operations, financial position or cash flows.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the right to vote at the general stockholders’ meetings of the Arconic Russian Subsidiaries. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. On September 7, 2020, the Court postponed a hearing on the merits of the claim until March 2021. Given the preliminary nature of this matter and the uncertainty of litigation, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
General.   In addition to the matters described above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic Corporation, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company's liquidity or results of operations in a reporting period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of Arconic Corporation.

Commitments
Purchase Obligations.   Arconic Corporation has entered into purchase commitments for raw materials, energy, and other goods and services, which total $982 in 2021, $542 in 2022, $75 in 2023, $14 in 2024, $12 in 2025, and $32 thereafter as of December 31, 2020.
Operating Leases.   See Note P for future minimum contractual obligations under long-term operating leases.
Guarantees.   Arconic Corporation has outstanding bank guarantees related to, among others, tax matters and customs duties. The total amount committed under these guarantees, which expire at various dates between 2021 and 2026 was $2 at December 31, 2020. Additionally, Howmet Aerospace has outstanding bank guarantees related to the Company in the amount of $1 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement. Furthermore, Alcoa Corporation has outstanding bank guarantees related to the Company in the amount of $14 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic Corporation in accordance with the 2016 Separation and Distribution Agreement.
Letters of Credit.   Arconic Corporation has outstanding letters of credit primarily related to insurance, environmental, and lease obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2021, was $7 at December 31, 2020. Additionally, Howmet Aerospace has outstanding letters of credit related to the Company in the amount of $43 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement.
Surety Bonds.   Arconic Corporation has outstanding surety bonds primarily related to customs duties and environmental obligations. The total amount committed under these surety bonds, which expire at various dates, primarily in 2021, was $45 at December 31, 2020. Additionally, Howmet Aerospace has outstanding surety bonds related to the Company in the amount of $4 at December 31, 2020. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic Corporation in accordance with the Separation and Distribution Agreement. Furthermore, Alcoa Corporation has outstanding surety bonds related to the Company in the amount of $5 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic Corporation in accordance with the 2016 Separation and Distribution Agreement.

U.   Subsequent Events
Management evaluated all activity of Arconic Corporation and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
In January 2021, the Company contributed a combined $200 to its two U.S. funded defined benefit pension plans (see Funding and Cash Flows within Note H).

Supplemental Financial Information (unaudited)
Quarterly Data
(in millions, except per-share amounts)

	First	Second	Third	Fourth(1)	Year
2020
Sales	$1,611	$1,187	$1,415	$1,462	$5,675
Net income (loss)(2)	$46	$(96)	$5	$(64)	$(109)
Net income (loss) attributable to Arconic Corporation(2)	$46	$(96)	$5	$(64)	$(109)
Earnings per share attributable to Arconic Corporation common stockholders(2),(3):
Basic	$0.42	$(0.88)	$0.05	$(0.59)	$(1.00)
Diluted	$0.42	$(0.88)	$0.05	$(0.59)	$(1.00)
2019
Sales	$1,841	$1,923	$1,805	$1,708	$7,277
Net income (loss)(2)	$37	$(4)	$(24)	$168	$177
Net income (loss) attributable to Arconic Corporation(2)	$37	$(4)	$(24)	$168	$177
Earnings per share attributable to Arconic Corporation common stockholders(2),(3):
Basic	$0.34	$(0.04)	$(0.22)	$1.54	$1.63
Diluted	$0.34	$(0.04)	$(0.22)	$1.54	$1.63

(1)    In the fourth quarter of 2020, Arconic Corporation recorded the following items in pretax income: a $140 settlement charge related to the annuitization of a portion of the Company’s U.S. defined benefit pension plan obligation (see Notes E and H); a $25 benefit for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill (see Notes E and S); and a $20 benefit for the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic Corporation for an outstanding income tax matter in Spain (see Note G).
In the fourth quarter of 2019, Arconic Corporation recorded the following items in pretax income: a $20 benefit for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill (see Notes E and S); and $17 for costs to evaluate, plan, and execute the Separation (see Note A).
(2)    Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. See Note M for additional information.
(3)    Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per-share amounts may not equal the per-share amounts for the year.
Prior to the Separation Date, Arconic Corporation did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, for all periods presented prior to April 1, 2020, earnings per share was calculated based on the 109,021,376 shares of Arconic Corporation common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).

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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in Part II Item 8 of this Form 10-K.
(c) Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 by the Company's registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for new public companies.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the Company’s executive officers is included in Part I. Item 1. “Business—Information about our Executive Officers” and is incorporated herein by reference. The other information required by this item will be included under the caption “Corporate Governance” in the Company’s proxy statement for its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Ethics for the CEO, CFO and Other Financial Professionals is publicly available on the Company’s Internet website at http://www.arconic.com under the section “Investors—Corporate Governance—Governance and Policies.” The Company intends to disclose any changes in, or waivers from, this Code of Ethics by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by SEC or New York Stock Exchange rules.

Item 11. Executive Compensation.
The information required by this item will be included under the captions “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the caption “Information Regarding Security Holders” in the 2021 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Equity Compensation Plan Information” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included under the caption “Principal Accountant Fees and Services," "Pre-Approval Policies and Procedures" and "Report of the Audit and Finance Committee" in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statements Schedules.
(a) The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.
(1)The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in Part II. Item 8. "Financial Statements and Supplementary Data."

(2)Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.
Reference is made to Item 15(b) below.

(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary.
None.

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.2
Tax Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.3(a)
Employee Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.3(b)
First Amendment to Employee Matters Agreement, dated as of April 10, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2020)

2.4
Patent Know-How and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Corporation (incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.5
Patent Know-How and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.6
Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.7
Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.7 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.8
Master Agreement for Product Supply, dated as of March 31, 2020, by and between Arconic Massena LLC, Arconic Lafayette LLC, Arconic Davenport LLC and Arconic Inc. (incorporated by reference to Exhibit 2.8 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.9
Metal Supply & Tolling Agreement, dated as of January 9, 2020, by and between Arconic-Köfém Mill Products Hungary Kft and Arconic-Köfém Kft, dated January 1, 2020 (incorporated by reference to Exhibit 2.9 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.10
Use Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020 (incorporated by reference to Exhibit 2.10 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.11
Land Use Right Agreement by and between Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság and Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság, dated January 6, 2020 (incorporated by reference to Exhibit 2.11 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.12
Service Level Agreement for Central Engineering and Maintenance by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 9, 2020 (incorporated by reference to Exhibit 2.12 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.13
Service Level Agreement for Energy, Steam and Water by and between Arconic-Köfém Kft and Arconic-Köfém Mill Products Hungary Kft, dated January 31, 2020 (incorporated by reference to Exhibit 2.13 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.14
Land Use Right Agreement by and between Arconic-Köfém Székesfehérvári Könnyűfémmű Korlátolt Felelősségű Társaság and Arconic-Köfém Mill Products Hungary Korlátolt Felelősségű Társaság, dated January 6, 2020 (incorporated by reference to Exhibit 2.14 to the registrant’s Annual Report on Form 10-K filed on March 30, 2020)

2.15
Second Supplemental Tax and Project Certificate and Agreement, dated as of March 31, 2020, by and among Arconic Inc., Arconic Davenport LLC and Arconic Rolled Products Corporation (incorporated by reference to Exhibit 2.9 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

Exhibit Number	Exhibit Description
2.16
Lease and Property Management Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Massena LLC (incorporated by reference to Exhibit 2.10 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

3.1	Amended and Restated Certificate of Incorporation of Arconic Corporation (incorporated by reference to Exhibit 3.1(b) to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
3.2	Amended and Restated Bylaws of Arconic Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
4.1(a)
Indenture for 6.000% First Lien Notes Due 2025, dated as of May 13, 2020, among Arconic Corporation and U.S. Bank National Association, as trustee, notes collateral agent, registrar, paying agent and authenticating agent (including Form of Note due 2025) (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2020)

4.1(b)
Indenture for 6.125% Second Lien Notes Due 2028, dated as of February 7, 2020, among Arconic Rolled Products Corporation and U.S. Bank National Association, as trustee, notes collateral agent, registrar, paying agent and authenticating agent (including Form of Note due 2028) (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the registrant’s Registration Statement on Form 10 filed on February 7, 2020)

4.1(c)
Supplemental Indenture, dated as of March 30, 2020, among each subsidiary listed therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as second priority collateral agent, authenticating agent, registrar and paying agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

10.1	Arconic Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
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

10.4(a)	Arconic Corporation Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.4(b)	Arconic Corporation Amended and Restated Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.5	Arconic Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.6(a)	Arconic Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.6(b)	Arconic Corporation Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.7(a)
Employment Letter Agreement between Arconic Inc. and Timothy D. Myers, dated as of January 13, 2020 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant's registration statement on Form 10 filed on January 22, 2020)

10.7(b)
Letter Agreement between Arconic Corporation and Timothy D. Myers dated as of April 8, 2020 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on April 10, 2020)

10.8(a)
Employment Letter Agreement between Arconic Inc. and Erick R. Asmussen, dated as of January 29, 2020 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

10.8(b)
Letter Agreement between Arconic Corporation and Erick R. Asmussen, dated as of April 8, 2020 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on April 10, 2020)

10.9(a)
Employment Letter Agreement between Arconic Inc. and Diana C. Toman, dated as of January 28, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the registrant's registration statement on Form 10 filed on February 7, 2020)

10.9(b)
Letter Agreement between Arconic Corporation and Diana C. Toman, dated as of April 8, 2020 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on April 10, 2020)

10.10	Arconic Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.11	Arconic Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.12	Arconic Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

Exhibit Number	Exhibit Description
10.13	Arconic Corporation Excess Plan C (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.14	Arconic Corporation Legal Fee Reimbursement Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.15(a)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 10, 2020)

10.15(b)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)

10.15(c)
Terms and Conditions for Deferred Fee Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 10, 2020)

10.15(d)
Terms and Conditions for Deferred Fee Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)

10.15(e)
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective April 23, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2020)

10.15(f)
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2021)

10.15(g)
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective April 23, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2020)

10.15(h)
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2021)

10.16
Credit Agreement, dated as of March 25, 2020, by and among Arconic Rolled Products Corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 26, 2020)

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Portions of the exhibit have been omitted to preserve confidentiality.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ARCONIC CORPORATION

February 23, 2021	By	/s/ Mary E. Zik
Mary E. Zik
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Myers		February 23, 2021
Timothy D. Myers	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Erick R. Asmussen		February 23, 2021
Erick R. Asmussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
William F. Austen, Christopher L. Ayers, Margaret S. Billson, Jacques Croisetiere, Elmer L. Doty, Carol S. Eicher, Frederick A. Henderson, E. Stanley O’Neal and Jeffrey Stafeil as Directors, on February 23, 2021, by Diana C. Toman, their attorney-in-fact.

*By	/s/ Diana C. Toman
Diana C. Toman