Form 10-Q
period 2021-03-31
Arconic Corp
filed 2021-05-04
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 3, 2021, there were 110,031,978 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, relating to the condition of the ground transportation, aerospace, building and construction, industrial, packaging and other end markets; the Company’s future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic’s strategies, outlook, business and financial prospects; costs associated with pension and other post-retirement benefit plans; projected sources of cash flow; potential legal liability; the potential impact of the COVID-19 pandemic; and actions to mitigate the impact of COVID-19. These statements reflect beliefs and assumptions that are based on the Company’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond the Company’s control. Such risks and uncertainties include, but are not limited to:
•continuing uncertainty regarding the duration and impact of the COVID-19 pandemic on our business and the businesses of our customers and suppliers;
•deterioration in global economic and financial market conditions generally;
•unfavorable changes in the end markets we serve;
•the inability to achieve the level of revenue growth, cash generation, cost savings, benefits of our management of legacy liabilities, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted;
•adverse changes in discount rates or investment returns on pension assets;
•competition from new product offerings, disruptive technologies, industry consolidation or other developments;
•the loss of significant customers or adverse changes in customers’ business or financial condition;
•manufacturing difficulties or other issues that impact product performance, quality or safety;
•the impact of pricing volatility in raw materials;
•a significant downturn in the business or financial condition of a key supplier or other supply chain disruptions;
•challenges to or infringements on our intellectual property rights;

•the inability to successfully implement our re-entry into the packaging market or to realize the expected benefits of other strategic initiatives or projects;
•the impact of potential cyber attacks and information technology or data security breaches;
•geopolitical, economic, and regulatory risks relating to our global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations;
•the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation and compliance matters; and
•the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2020 and other reports filed with the U.S. Securities and Exchange Commission.
The above list of factors is not exhaustive or necessarily in order of importance. Market projections are subject to the risks discussed above and other risks in the market. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Market projections are subject to the risks discussed in this report and other risks in the market. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

First quarter ended March 31,	2021	2020
Sales (C and D)	$1,675	$1,611
Cost of goods sold (exclusive of expenses below) (K)	1,431	1,345
Selling, general administrative, and other expenses	59	80
Research and development expenses	8	11
Provision for depreciation and amortization	63	60
Restructuring and other charges (E)	1	(19)
Operating income	113	134
Interest expense	23	35
Other expenses, net (F)	22	26
Income before income taxes	68	73
Provision for income taxes (H)	16	27
Net income	52	46
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Arconic Corporation	$52	$46

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$0.48	$0.42
Diluted	$0.46	$0.42
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
First quarter ended March 31,	2021	2020	2021	2020	2021	2020
Net income	$52	$46	$—	$—	$52	$46
Other comprehensive (loss) income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	25	25	—	—	25	25
Foreign currency translation adjustments	(7)	—	—	—	(7)	—
Net change in unrecognized losses/gains on cash flow hedges	(22)	—	—	—	(22)	—
Total Other comprehensive (loss) income, net of tax	(4)	25	—	—	(4)	25
Comprehensive income	$48	$71	$—	$—	$48	$71

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$763	$787
Receivables from customers, less allowances of $1 in both 2021 and 2020	803	631
Other receivables	148	128
Inventories (K)	1,199	1,043
Prepaid expenses and other current assets	45	53
Total current assets	2,958	2,642
Properties, plants, and equipment	7,381	7,409
Less: accumulated depreciation and amortization	4,709	4,697
Properties, plants, and equipment, net	2,672	2,712
Goodwill	389	390
Operating lease right-of-use assets (L)	139	144
Deferred income taxes	320	329
Other noncurrent assets	95	97
Total assets	$6,573	$6,314
Liabilities
Current liabilities:
Accounts payable, trade	$1,216	$1,106
Accrued compensation and retirement costs	126	118
Taxes, including income taxes	39	33
Environmental remediation (O)	79	90
Operating lease liabilities (L)	37	36
Other current liabilities	115	90
Total current liabilities	1,612	1,473
Long-term debt (M)	1,592	1,278
Accrued pension benefits (G)	1,128	1,343
Accrued other postretirement benefits	473	479
Environmental remediation (O)	59	66
Operating lease liabilities (L)	105	111
Deferred income taxes	14	15
Other noncurrent liabilities and deferred credits	100	102
Total liabilities	5,083	4,867
Contingencies and commitments (O)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,343	3,348
Accumulated deficit	(103)	(155)
Accumulated other comprehensive loss (J)	(1,765)	(1,761)
Total Arconic Corporation stockholders’ equity	1,476	1,433
Noncontrolling interest	14	14
Total equity	1,490	1,447
Total liabilities and equity	$6,573	$6,314
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

For the three months ended March 31,	2021	2020
Operating Activities
Net income	$52	$46
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	63	60
Deferred income taxes	4	22
Restructuring and other charges (E)	1	(19)
Net periodic pension benefit cost (G)	22	21
Stock-based compensation	2	7
Other	14	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(186)	(309)
(Increase) in inventories	(161)	(56)
Decrease (Increase) in prepaid expenses and other current assets	3	(17)
Increase (Decrease) in accounts payable, trade (A)	117	(39)
(Decrease) in accrued expenses	(33)	(53)
Increase in taxes, including income taxes	9	102
Pension contributions (G)	(201)	(32)
Decrease in noncurrent assets	—	10
(Decrease) in noncurrent liabilities	—	(3)
Cash used for operations	(294)	(260)
Financing Activities
Net transfers from former parent company	—	216
Additions to debt (original maturities greater than three months) (M)	319	1,200
Debt issuance costs (M)	(4)	(42)
Other	(18)	—
Cash provided from financing activities	297	1,374
Investing Activities
Capital expenditures (A)	(28)	(58)
Proceeds from the sale of assets and businesses (N)	1	101
Cash (used for) provided from investing activities	(27)	43
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)
Net change in cash and cash equivalents and restricted cash	(24)	1,156
Cash and cash equivalents and restricted cash at beginning of year	787	72
Cash and cash equivalents and restricted cash at end of period	$763	$1,228

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity

Balance at December 31, 2019	$2,664	$—	$—	$—	$295	$14	$2,973
Net income	46	—	—	—	—	—	46
Other comprehensive income (J)	—	—	—	—	25	—	25
Establishment of additional defined benefit plans	349	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	217
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	$3,276	$—	$—	$—	$(1,432)	$13	$1,857

Balance at December 31, 2020	$—	$1	$3,348	$(155)	$(1,761)	$14	$1,447
Net income	—	—	—	52	—	—	52
Other comprehensive loss (J)	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	2	—	—	—	2
Other	—	—	(7)	—	—	—	(7)
Balance at March 31, 2021	$—	$1	$3,343	$(103)	$(1,765)	$14	$1,490

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A.    The Separation and Basis of Presentation
The interim Consolidated Financial Statements of Arconic Corporation and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP. In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.
References to “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc. (“Howmet”)).
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
Statement of Consolidated Cash Flows. In preparing the Statement of Consolidated Cash Flows for the nine months ended September 30, 2020, management identified a misclassification related to the non-cash portion of properties, plants, and equipment additions. This non-cash portion is the result of the timing difference that exists between when the Company records such additions as assets on its Consolidated Balance Sheet and when such additions have been paid in cash. As a result, the amount of (Decrease) in accounts payable, trade previously reported in Cash used for operations for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was overstated by $35 and $43, respectively, and the amount of Capital expenditures previously reported in Cash provided from investing activities for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was understated by $35 and $43, respectively. Accordingly, the amounts for (Decrease) in accounts payable, trade and Capital expenditures on the accompanying Statement of Consolidated Cash Flows for the three months ended March 31, 2020 were revised. Additionally, financial information for the referenced prior period not presented herein will be corrected, as applicable, in future filings.
Coronavirus. Our operations and financial results have been, and may continue to be, adversely affected by the coronavirus (COVID-19) pandemic. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations at different points throughout 2020. While many of our customers have resumed operations as it relates to the COVID-19 pandemic, we are unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. Due to the impacts of the COVID-19 pandemic on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for certain of our products. These trends may lead to charges, impairments, and other adverse financial impacts over time, including but not limited to the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from the COVID-19 pandemic continues for an extended period.
The Separation.  On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, later named Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly-traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of Arconic common stock to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common stockholders were to receive one share of Arconic common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders were to receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic and Howmet entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic and Howmet after the completion of the Separation; and allocate between Arconic and Howmet various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic and Howmet as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic from a portion of the aggregate net proceeds of previously executed financing arrangements (see 2020 Activity in Note M). In connection with the Separation, 109,021,376 shares of Arconic common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 first quarter for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
Principles of Consolidation.   The Company’s Consolidated Financial Statements include the accounts of Arconic and companies in which Arconic has a controlling interest. Intercompany transactions have been eliminated.
Management evaluates whether an Arconic entity or interest is a variable interest entity and whether The Company is the primary beneficiary. Consolidation is required if both of these criteria are met. Arconic does not have any variable interest entities requiring consolidation.
Prior to the Separation Date, Arconic did not operate as a separate, standalone entity. Arconic’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the accompanying Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic. ParentCo’s net investment in these operations was reflected as Parent Company net investment on the Company’s Consolidated Financial Statements. All significant transactions and accounts within Arconic were eliminated. All significant intercompany transactions between ParentCo and Arconic were included within Parent Company net investment on Arconic’s Consolidated Financial Statements.
Cost Allocations.   The description and information on cost allocations is applicable for all periods included in the Company’s Consolidated Financial Statements prior to the Separation Date.
Arconic’s Consolidated Financial Statements include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on the accompanying Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to the Arconic Corporation Businesses was excluded from the Company’s Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on the accompanying Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

First quarter ended March 31,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges (E)	2
Interest expense	28
Other (income), net (F)	(5)
_____________________
*    In the 2020 first quarter, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.
Nevertheless, the Company’s Consolidated Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect Arconic’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic and ParentCo, including sales to the Howmet Aerospace Businesses, were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on the accompanying Statement of Consolidated Cash Flows as a financing activity and on Arconic’s Consolidated Balance Sheet as Parent Company net investment.
Cash Management.   The description and information on cash management is applicable for all periods included in the Company’s Consolidated Financial Statements prior to the Separation Date.
Cash was managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic for any of the periods presented prior to the Separation Date. Only cash amounts specifically attributable to Arconic were reflected in the Company’s Consolidated Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment on Arconic’s Consolidated Balance Sheet and as a financing activity on the accompanying Statement of Consolidated Cash Flows.
ParentCo had an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables was completed through the use of a bankruptcy-remote special-purpose entity, which was a consolidated subsidiary of ParentCo. In connection with this arrangement, in all periods prior to January 1, 2020, certain of Arconic’s customer receivables were sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment on Arconic’s Consolidated Balance Sheet. As of

December 31, 2019, the amount of Arconic’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. Effective January 2, 2020, in preparation for the Separation, ParentCo’s arrangement was amended to no longer include customer receivables associated with the Arconic Corporation Businesses, as well as to remove previously included customer receivables related to the Arconic Corporation Businesses not yet collected as of January 2, 2020. Accordingly, uncollected customer receivables of $281 related to the Arconic Corporation Businesses were removed from the program and the right to collect and receive the cash from the customer was returned to Arconic.
ParentCo participated in several accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provided that, at the vendor’s request, the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo make payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Arconic’s accounts payable were settled, at the vendor’s request, before the scheduled payment date; these settlements were reflected as a component of Parent Company net investment on Arconic’s Consolidated Balance Sheet. As of December 31, 2019, the amount of Arconic’s accounts payables settled under such arrangements that had yet to be extinguished between ParentCo and third-party intermediaries was $1.

B.    Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2021, Arconic adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for income taxes. The FASB issued this guidance to simplify various aspects related to the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. These changes include the removal of certain exceptions and the simplification of several provisions, including: requiring an entity to recognize tax that is partially based on income, such as franchise tax, as income-based tax and account for additional amounts incurred as non-income based tax; requiring an entity to evaluate when a step up in tax basis of goodwill should be considered part of the original business combination or a separate transaction; and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. The Company will need to continue to consider this guidance in future periods.
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of March 31, 2021, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations, as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served.

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$637	$—	$25	$662
Building and Construction	51	236	—	287
Aerospace	109	—	29	138
Industrial Products and Other	348	—	21	369
Packaging	219	—	—	219
Total end-market revenue	$1,364	$236	$75	$1,675
2020
Ground Transportation	$499	$—	$30	$529
Building and Construction	35	256	—	291
Aerospace	225	—	75	300
Industrial Products and Other	285	—	28	313
Packaging	178	—	—	178
Total end-market revenue	$1,222	$256	$133	$1,611

D.    Segment and Related Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 2 to the Segment Adjusted EBITDA reconciliation below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices.
Arconic calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus Stock-based compensation expense and Metal price lag. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus each of (i) the Provision for depreciation and amortization, (ii) Stock-based compensation expense, and (iii) Metal price lag. Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
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
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$1,364	$236	$75	$1,675
Intersegment sales	7	—	—	7
Total sales	$1,371	$236	$75	$1,682
Segment Adjusted EBITDA	$165	$28	$(4)	$189
Provision for depreciation and amortization	$48	$4	$6	$58
2020
Sales:
Third-party sales	$1,222	$256	$133	$1,611
Intersegment sales	7	—	—	7
Total sales	$1,229	$256	$133	$1,618
Segment Adjusted EBITDA	$165	$30	$8	$203
Provision for depreciation and amortization	$46	$4	$6	$56

The following table reconciles total Segment Adjusted EBITDA to consolidated net income attributable to Arconic Corporation:

First quarter ended March 31,	2021	2020
Total Segment Adjusted EBITDA	$189	$203
Unallocated amounts:
Corporate expenses(1)	(9)	(2)
Stock-based compensation expense	(2)	(7)
Metal price lag(2)	5	(4)
Provision for depreciation and amortization	(63)	(60)
Restructuring and other charges (E)	(1)	19
Other(3)	(6)	(15)
Operating income	113	134
Interest expense	(23)	(35)
Other expenses, net (F)	(22)	(26)
Provision for income taxes (H)	(16)	(27)
Net income attributable to noncontrolling interest	—	—
Consolidated net income attributable to Arconic Corporation	$52	$46
________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. The amount presented for the 2020 first quarter represents an allocation of ParentCo’s corporate expenses (see Cost Allocations in Note A).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

E.    Restructuring and Other Charges
In the 2021 first quarter, Arconic recorded a net charge of $1 in Restructuring and other charges, which were comprised of the following components: a $1 additional loss on the sale of an aluminum rolling mill in Brazil (see Itapissuma in Note N); a $1 credit for the reversal of reserves established in prior periods; and a $1 net charge for other items.
In the 2020 first quarter, Arconic recorded a net benefit of $19 in Restructuring and other charges, which were comprised of the following components: a $31 gain on the sale of an extrusions plant in South Korea (see Changwon in Note N); a $6 loss on the sale of an aluminum rolling mill in Brazil (see Itapissuma in Note N); and a $6 net charge for other items.
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

First quarter ended March 31,	2021	2020
Rolled Products	$1	$9
Building and Construction Systems	(1)	1
Extrusions	1	(31)
Segment total	1	(21)
Corporate	—	2
	$1	$(19)
As of March 31, 2021, approximately 450 of the 520 (previously 550) employees associated with 2020 restructuring programs and approximately 360 of the 370 employees associated with 2019 restructuring programs were separated. The total number of employees related to the 2020 restructuring programs was updated to reflect employees initially identified for separation accepting other positions within the Company and natural attrition. The remaining separations for the 2020 and 2019 restructuring programs are expected to be completed between the remainder of 2021 and 2022. In the 2021 first quarter, Arconic made cash payments of $3 and $1 against layoff reserves related to the 2020 and 2019 restructuring programs, respectively.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2019	$20	$1	$21
Separation-related adjustments(1)	2	—	2
Cash payments	(24)	(3)	(27)
Restructuring charges	23	4	27
Other(2)	(8)	(1)	(9)
Reserve balances at December 31, 2020	13	1	14
Cash payments	(4)	(1)	(5)
Restructuring charges	—	1	1
Other(2)	(1)	—	(1)
Reserve balances at March 31, 2021(3)	$8	$1	$9
_____________________
(1)    Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(2)    Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(3)    The remaining reserves are expected to be paid in cash during the remainder of 2021, with the exception of $1 that is expected to be paid in 2022 related to special termination benefits.

F.    Other Expenses, Net

First quarter ended March 31,	2021	2020
Non-service costs — Pension and OPEB (G)	$20	$21
Foreign currency losses, net	2	13
Interest income	—	(2)
Other, net	—	(6)
	$22	$26

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

First quarter ended March 31,	2021	2020
Pension benefits
Service cost	$6	$5
Interest cost	17	26
Expected return on plan assets	(33)	(40)
Recognized net actuarial loss	32	30
Net periodic benefit cost*	$22	$21

Other postretirement benefits
Service cost	$1	$1
Interest cost	3	4
Recognized net actuarial loss	2	2
Amortization of prior service benefit	(1)	(1)
Net periodic benefit cost*	$5	$6
__________________
*    Service cost was included within Cost of goods sold and all other components were included in Other expenses, net on the accompanying Statement of Consolidated Operations.
Pension Funding—The minimum required contributions to Arconic’s funded defined benefit pension plans in 2021 is estimated to be $192, of which $183 is for U.S. plans. In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17.
U.S. Pension Plan Annuitization—In April 2021, Arconic purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 8,400 participants in two U.S. defined benefit pension plans to an insurance company. On a combined basis, this transaction resulted in the settlement of approximately $1,000 in plan obligations and the transfer of approximately $1,000 in plan assets. Also in April 2021, the Company contributed a total of $250 to the two plans to maintain the funding level of the remaining plan obligations not transferred. This contribution was funded with the net proceeds from a recent debt offering (see 2021 Activity in Note M). Prior to this action, these two plans had an aggregate of approximately 23,000 participants.
The remaining plan obligations not transferred will be remeasured in the 2021 second quarter. The settlement event is expected to result in a charge of approximately $575 ($450 after-tax), subject to finalization of actuarial assumptions and other applicable adjustments, to be recognized in the 2021 second quarter. The settlement charge represents the accelerated amortization of a portion of the existing net actuarial loss associated with these two plans. This amount will be reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

H.    Income Taxes
Arconic’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pretax ordinary income. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pretax losses.
For the 2021 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.9%. This rate differs by 6.9 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on Global Intangible Low-Taxed Income, the state tax impact of domestic taxable income, and U.S. tax on foreign earnings.
For the 2020 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 30.1%. This rate differs by 9.1 percentage points from the U.S. federal statutory rate of 21.0% primarily due to nondeductible transaction costs, the state tax impact of domestic taxable income, and foreign income taxed in higher rate jurisdictions.
The Company’s effective tax rate, including discrete items, was 23.5% in the 2021 first quarter and 37.0% in the 2020 first quarter.
The tax provisions for the first quarter of 2021 and 2020 were comprised of the following components:

First quarter ended March 31,	2021	2020
Pretax ordinary income at estimated annual effective income tax rate before discrete items	$19	$22
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	1
Discrete items	(3)	4
Provision for income taxes	$16	$27
__________________
*    The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I.    Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net income attributable to Arconic Corporation by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common stockholders was as follows (shares in millions):

First quarter ended March 31,	2021	2020
Weighted-average shares outstanding – basic	110	109
Effect of dilutive share equivalents:
Stock options	—	—
Stock units	3	—
Weighted-average shares outstanding – diluted	113	109

There were 0.4 million stock options outstanding as of March 31, 2021 with a weighted average exercise price of $31.41 per share that were not considered common share equivalents in the computation of diluted EPS for the 2021 first quarter as the respective exercise price of these options was greater than the average market price of Arconic’s common stock (i.e., anti-dilutive).
Prior to the Separation Date, Arconic did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, in the 2020 first quarter, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 109,021,376 shares of Arconic common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).

J.    Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

First quarter ended March 31,	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,791)	$(43)
Establishment of additional defined benefit plans	—	(1,752)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(1)	2
Tax expense	—	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(1)	1
Amortization of net actuarial loss and prior service cost/benefit(1)	33	31
Tax expense(2)	(7)	(7)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	26	24
Total Other comprehensive income	25	25
Balance at end of period	$(1,766)	$(1,770)
Foreign currency translation
Balance at beginning of period	$29	$338
Other comprehensive loss:
Foreign currency translation(3)	(7)	(22)
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	22
Total Other comprehensive loss	(7)	—
Balance at end of period	$22	$338
Cash flow hedges
Balance at beginning of period	$1	$—
Other comprehensive loss:
Net change from periodic revaluations	(35)	—
Tax benefit	8	—
Total Other comprehensive loss before reclassifications, net of tax	(27)	—
Net amount reclassified to earnings(4)	7	—
Tax expense(2)	(2)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	5	—
Total Other comprehensive loss	(22)	—
Balance at end of period	$(21)	$—
Accumulated other comprehensive loss	$(1,765)	$(1,432)
_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G).
(2)These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes. In the 2020 first quarter, the net amount reclassified to earnings was reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations related to the sale of certain foreign subsidiaries.

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

K.    Inventories

	March 31, 2021	December 31, 2020
Finished goods	$301	$282
Work-in-process	765	635
Purchased raw materials	65	59
Operating supplies	68	67
	$1,199	$1,043

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
The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented. This change resulted in an increase to Parent Company net investment of $245 as of January 1, 2020. Additionally, certain financial statement line items in each of the accompanying Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the 2020 first quarter were recast as follows:

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Operations for the first quarter ended March 31, 2020:
Cost of goods sold	$1,327	$18	$1,345
Operating income	152	(18)	134
Income before income taxes	91	(18)	73
Provision for income taxes	31	(4)	27
Net income	60	(14)	46
Net income attributable to Arconic Corporation	60	(14)	46
Earnings per share attributable to Arconic Corporation common stockholders:
Basic	$0.55	$(0.13)	$0.42
Diluted	0.55	(0.13)	0.42

Statement of Consolidated Comprehensive Income for the first quarter ended March 31, 2020:
Comprehensive income	$85	$(14)	$71
Comprehensive income attributable to Arconic Corporation	85	(14)	71

Statement of Consolidated Cash Flows for the three months ended March 31, 2020:
Net income	$60	$(14)	$46
Deferred income taxes	26	(4)	22
(Increase) in inventories	(74)	18	(56)

L.    Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 and $15 for the first quarter of 2021 and 2020, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter of 2021 and 2020 were $5 and $9, respectively.
Future minimum contractual operating lease obligations were as follows:

	March 31, 2021	December 31, 2020
2021	$34	$43
2022	35	34
2023	27	26
2024	20	20
2025	16	16
Thereafter	40	41
Total lease payments	$172	$180
Less: imputed interest	30	33
Present value of lease liabilities	$142	$147
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at March 31, 2021 and December 31, 2020 was 6.4 years and 6.6 years, respectively, and 5.9% and 5.9%, respectively.

M.    Debt
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic intends to use the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2021.
2020 Activity—In connection with the capital structure to be established at the time of the Separation, Arconic secured $1,200 in third-party indebtedness. On February 7, 2020, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). Arconic received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, the Company entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). Arconic received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic in connection with the completion of the Separation (see Note A). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic.
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. The Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 aggregate principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). Arconic received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, the Company entered into a five-year credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (see ABL Credit Agreement below), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing Arconic to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
The Company used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
Descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement are set forth in Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed on February 23, 2021).
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the

Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, Arconic paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on Arconic’s Statement of Consolidated Operations for the quarter ended June 30, 2020. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. During the 2021 first quarter, the average available balance was $773.
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
As of March 31, 2021 and December 31, 2020, the 2028 Notes and 2025 Notes had a combined carrying value of $1,592 and $1,278, respectively, and a combined fair value of $1,716 and $1,399, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

N.    Acquisitions and Divestitures
Divestitures
Itapissuma. On February 1, 2020, Arconic completed the sale of its aluminum rolling mill (aseptic foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash. In December 2020, the Company paid $4 in cash to Companhia Brasileira de Alumínio to settle certain working capital and other post-closing adjustments. Arconic has recognized a cumulative loss of $60 (pretax) on this transaction, composed of the following: a charge of $53 in 2019 for the non-cash impairment of the carrying value (i.e., write-down to fair value) of the rolling mill’s net assets, primarily properties, plants, and equipment, as a result of entering into an agreement in August 2019 to sell this rolling mill; a charge of $6 in February 2020 for further necessary adjustments upon completion of the divestiture; and a charge of $1 in the 2021 first quarter for a proposed final settlement of the remaining post-closing adjustments and other items. Each of these amounts were recorded in Restructuring and other charges (see Note E) on the Company’s Statement of Consolidated Operations in the respective reporting periods. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in Arconic’s Rolled Products segment. The rolling mill generated third-party sales of $143 in 2019 and, at the time of divestiture, had approximately 500 employees.
Changwon. On March 1, 2020, Arconic completed the sale of its hard alloy extrusions plant in South Korea to SeAH Besteel Corporation for a net $55 in cash, resulting in a gain of $31 (pretax), which was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations. The gain is net of a $6 write-off of related goodwill. In May 2020, the Company received an additional $1 in cash as a result of a post-closing adjustment, which was previously contemplated in the aforementioned gain. This transaction is no longer subject to post-closing adjustments. Prior to the divestiture, this plant’s operating results and assets and liabilities were reported in Arconic’s Extrusions segment. The extrusions plant generated third-party sales of $51 in 2019 and, at the time of divestiture, had approximately 160 employees.

O.    Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note O are the full responsibility of Arconic pursuant to the Separation and Distribution Agreement (see Note A). Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet for claims subject to indemnification.
Contingencies
Environmental Matters.   Arconic participates in environmental assessments and cleanups at several locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.
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
The Company’s remediation reserve balance was $138 and $156 (of which $79 and $90, respectively, was classified as a current liability) at March 31, 2021 and December 31, 2020, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $17 in the 2021 first quarter, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in the 2021 first quarter also reflects a decrease of $1 for other items.
The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Arconic and Howmet, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Arconic and Howmet under the Separation and Distribution Agreement, the companies have agreed to indemnify each other in whole or in part for environmental liabilities arising from operations prior to the Separation Date.
The following description provides details regarding the current status of one reserve, which represents the majority of the Company’s total remediation reserve balance, related to an active Arconic site.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to the Company’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. Arconic completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced.
In June 2019, the Company increased the reserve balance by $25 due to changes required in the EPA-approved remedial design and post-construction monitoring. These changes were necessary due to several items, the majority of which related to navigation issues identified by a local seaway development company. Accordingly, the EPA requested an addendum to the final remedial design be submitted to address these issues. The proposed remedy is to dredge certain of the sediments originally identified for capping in the affected areas of the Grasse River, resulting in incremental project costs. The EPA approved the proposal in April 2020. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At March 31, 2021 and December 31, 2020, the reserve balance associated with this matter was $99 and $115, respectively. The majority of the remaining expenditures related to the project are expected to occur between the remainder of 2021 and 2022.

Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Reynobond PE—On June 13, 2017, the Grenfell Tower in London, U.K. caught fire resulting in fatalities, injuries, and damage. A French subsidiary of Arconic Corporation (of ParentCo at that time), Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the facade installer, who then completed and installed the system under the direction of the general contractor. Neither ParentCo nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metropolitan Police Service (the “Police”), a Public Inquiry by the British government, and a consumer protection inquiry by a French public authority. The Public Inquiry was announced by the U.K. Prime Minister on June 15, 2017 and subsequently was authorized to examine the circumstances leading up to and surrounding the Grenfell Tower fire in order to make findings of fact and recommendations to the U.K. Government on matters such as the design, construction, and modification of the building, the role of relevant public authorities and contractors, the implications of the fire for the adequacy and enforcement of relevant regulations, arrangements in place for handling emergencies, and the handling of concerns from residents, among other things. Hearings for Phase 1 of the Public Inquiry began on May 21, 2018 and concluded on December 12, 2018. Phase 2 hearings of the Public Inquiry began in early 2020, following which a final report will be written and subsequently published. As Phase 2 of the public inquiry continues, the testimony has supported AAP SAS’s position that the choice of materials and the responsibility of ensuring compliance of the cladding system with relevant U.K. building code and regulations was with those individuals or entities who designed and installed the cladding system such as the architects, fabricators, contractors and building owners. The ongoing hearings in the U.K. have revealed serious doubts about whether these third parties had the necessary qualifications or expertise to carry out the refurbishment work at Grenfell Tower, adequately oversaw the process, conducted the required fire safety testing or analysis, or otherwise complied with their obligations under U.K. regulations. AAP SAS is participating as a Core Participant in the Public Inquiry and is also cooperating with the ongoing parallel investigation by the Police. Arconic Corporation does not sell and ParentCo previously stopped selling the PE product for architectural use on buildings. Given the preliminary nature of these investigations and the uncertainty of potential future litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
United Kingdom Litigation. Multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire have filed claims in the U.K. arising from that fire, including as follows:
•On June 12, 2020, four claimants represented by Birnberg Peirce Ltd filed suit against AAP SAS.
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
•On December 23, 2020, several additional suits were filed by claimant groups comprised of survivors and estates of decedents. These suits were all filed against the same group of 23 defendants: AAP SAS, Arconic Corporation, Howmet Aerospace Inc., the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, the London Fire Commissioner, the UK Home Office, The Ministry of Housing, Communities and Local Government, Rydon Maintenance Ltd, Celotex Ltd, Saint-Gobain Construction Products UK Limited, Kingspan Insulation Limited, Kingspan Group PLC, Studio E Architects Ltd (In liquidation), Harley Facades Ltd, Harley Curtain Wall Limited (In liquidation), CEP Architectural Facades Ltd, Exova (U.K.) Ltd, CS Stokes & Associates Ltd, Artelia Projects UK Limited, Whirlpool UK Appliances Limited, Whirlpool Company Polska Sp.z.o.o. and Whirlpool Corporation. These suits include as follows (represent preliminary best estimates of claimants in each suit):
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
Legal representatives acting for the above parties are seeking to agree on a stay of the above-mentioned suits until July 7, 2021, when they will be heard together at a case management hearing scheduled by the High Court for July 7-8, 2021 (see below).
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
All of these claims have been filed in the High Court in London. On October 2, 2020, the High Court ordered that: (a) the suits of the survivors and estates of decedents that were issued in June 2020 be stayed until a hearing scheduled by the High Court for June 9-10, 2021; and (b) that the suits of emergency responders be stayed until a hearing scheduled by the High Court for July 7-8, 2021. Legal representatives acting for the above parties are in the process of seeking to vacate the hearing scheduled for June 9-10, 2021, with the intention that the above-mentioned suits be heard together at the hearing scheduled for July 7-8, 2021.
On December 17, 2020, a claim was issued by the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd against: (1) Whirlpool Company Polska Spolka z Organiczona; and (2) AAP SAS. The Claimants seek damages in respect of their own losses and/or a contribution to the extent that they are found to be liable by the London High Court for any losses arising out of the Grenfell Tower fire on June 14, 2017. This suit is stayed until July 8, 2021.
Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.

Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. Plaintiffs filed their opening appeal brief on March 8, 2021; Defendants opening brief was filed on April 21, 2021. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. The motion to dismiss remains pending. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleges that a defect exists in certain of our products sold to Airbus under various separate contracts. Airbus’s claims include claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claims damages attributed specifically to our products. In two of the three arbitrations, Airbus was seeking damages in excess of $200 and an order of indemnification with respect to conditional future losses; in the third of the arbitrations, Airbus is seeking an order of indemnification with respect to contingent future losses. A private and confidential arbitration hearing occurred in late October 2020 on two of the three requests for arbitration and on March 26, 2021, the Arbitral Panel issued final awards in those two arbitrations in favor of the Respondents (including Arconic Manufacturing (GB) Limited), rejecting Airbus’s claims and denying Airbus the relief sought. The hearing on the third request for arbitration was originally scheduled for February 2021 but is currently stayed. While the monetary value of the indemnification requested by Airbus in this third arbitration matter may be substantial, the ultimate liability is not determinable because of the considerable uncertainties that exist in this matter. Accordingly, it is possible that our liquidity or results of operations in a reporting period could be materially adversely affected by the Airbus arbitration. However, based on facts currently available, management believes that the disposition of the Airbus arbitration will not have a material adverse effect on our results of operations, financial position or cash flows.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim is currently scheduled for June 8, 2021. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the injunctions granted on April 6, 2020. Due to the nature of this matter, geopolitical tensions between the U.S. and Russia could have an adverse impact on our ability to obtain a favorable outcome in this matter, as well as our operations in Russia. Given the preliminary nature of this matter and the uncertainty of litigation, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
General.   In addition to the matters described above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a reporting period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on Arconic’s results of operations, financial position or cash flows.

P.    Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
In April 2021, the Company purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 8,400 participants in two U.S. defined benefit pension plans to an insurance company (see Note G).
Also in April 2021, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $300 of common stock over a two-year period. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will purchase, if any. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts; shipments in thousands of metric tons (kmt))
References to “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc. (“Howmet”)).
The Separation. On February 8, 2019, ParentCo announced that its Board of Directors approved a plan to separate into two standalone, publicly-traded companies (the “Separation”). The spin-off company, later named Arconic Corporation, was to include the rolled aluminum products, aluminum extrusions, and architectural products operations of ParentCo, as well as the Latin America extrusions operations sold in April 2018, (collectively, the “Arconic Corporation Businesses”). The existing publicly-traded company, ParentCo, was to continue to own the engine products, engineered structures, fastening systems, and forged wheels operations (collectively, the “Howmet Aerospace Businesses”).
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
On February 5, 2020, ParentCo’s Board of Directors approved the completion of the Separation by means of a pro rata distribution by ParentCo of all of the outstanding shares of Arconic common stock to ParentCo common stockholders of record as of the close of business on March 19, 2020 (the “Record Date”). At the time of the Separation, ParentCo common stockholders were to receive one share of Arconic common stock for every four shares of ParentCo common stock (the “Separation Ratio”) held as of the Record Date (ParentCo common stockholders were to receive cash in lieu of fractional shares).
In connection with the Separation, as of March 31, 2020, Arconic and Howmet entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic and Howmet after the completion of the Separation; and allocate between Arconic and Howmet various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic and Howmet as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic from a portion of the aggregate net proceeds of previously executed financing arrangements (see 2020 Activity in Financing Activities in Liquidity and Capital Resources below). In connection with the Separation, 109,021,376 shares of Arconic common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 first quarter for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on Arconic’s Statement of Consolidated Operations.
Basis of Presentation.   The Company’s Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the coronavirus (COVID-19) pandemic. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by the COVID-19 pandemic.
Prior to the Separation Date, Arconic did not operate as a separate, standalone entity. Arconic’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, Arconic’s Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic.
Cost Allocations.   The description and information on cost allocations is applicable for all periods included in the Company’s Consolidated Financial Statements prior to the Separation Date.
Arconic’s Consolidated Financial Statements include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on Arconic’s Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to the Arconic Corporation Businesses was excluded from the Company’s Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on Arconic’s Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

First quarter ended March 31,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges	2
Interest expense	28
Other (income), net	(5)
_____________________
*    In the 2020 first quarter, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.
Nevertheless, the Company’s Consolidated Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect Arconic’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic and ParentCo, including sales to the Howmet Aerospace Businesses, were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on Arconic’s Statement of

Consolidated Cash Flows as a financing activity and on the Company’s Consolidated Balance Sheet as Parent Company net investment.
Results of Operations
Outlook
In the first quarter of 2021, we experienced revenue growth across several of the end-markets that we serve, as customer demand continues to rebound from the global economic impact of the COVID-19 pandemic. The Company also had strong operating performance in the first quarter, and together with an improved market outlook, is revising certain expectations for sales by major end market as disclosed in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Consistent with the expectations included in the Form 10-K, the revised expectations do not include the impact of changes in aluminum prices. These expectations may change during the course of the year given the continued uncertainty in the global economy. For the industrial products end market, we have improved our outlook and anticipate sales to increase by approximately 20% to 25% (versus prior expectation of 15% to 20%) in 2021 compared with 2020, as the U.S. trade case on imports of common alloy aluminum sheet reached a favorable conclusion in March 2021 and sales and pricing in this market have continued a favorable trend. Additionally, the investments made to increase capabilities and capacity at our Tennessee facility provide flexibility to pivot production to the industrial products market to help offset the impact of the semiconductor chip shortage impacting the automotive component of the ground transportation end market (certain of our automotive customers have announced temporary suspensions of operations in 2021). For the packaging end market, we expect sales to increase by approximately 10% to 15% (versus prior expectation of remaining relatively flat) in 2021 compared with 2020, as demand in Russia and China continues to be strong and we expect to benefit from access to new markets that were previously unavailable due to the Company's non-compete agreement that expired in the fourth quarter of 2020.
COVID-19 Pandemic
Our operations and financial results have been, and may continue to be, adversely affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, several of our automotive and aerospace customers temporarily suspended operations at different points throughout 2020. While many of our customers have resumed operations (see Outlook above for other temporary suspensions associated with our automotive customers) as it relates to the COVID-19 pandemic, we are unable to estimate with certainty at this time the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. Due to the impacts of the COVID-19 pandemic on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for certain of our products. These trends may lead to charges, impairments, and other adverse financial impacts over time, including but not limited to the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. The impact on our business, results of operations, financial condition, liquidity, and/or cash flows will be magnified if the disruption from the COVID-19 pandemic continues for an extended period.
We believe that our diverse end markets and geographic composition mitigate a portion of the impact on the Company from any singular area of decline. Additionally, our operating footprint benefits from a highly variable cost structure and we are able to actively manage our operations to effectively flex activity, if necessary, to respond to changing automotive and aerospace market conditions. However, the geographic locations in which our products are manufactured, distributed, or sold continue to be in varying stages of restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of the COVID-19 pandemic in one location may have a disproportionate effect on our operations in the future.
The safety of our employees is our highest priority. We continue to maintain our previously implemented heightened measures at all our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible.
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on several factors beyond management’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability and/or distribution of vaccines or other medical remedies and preventive measures; the location of facilities; and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. We are continuing to monitor the impact this global event may have on the Company’s future results of operations, financial condition, liquidity, and cash flows.

See Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed February 23, 2021) for additional information regarding the continuing impact of the COVID-19 pandemic on our operations.
Earnings Summary
Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at last-in, first-out (LIFO) cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company’s Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Sales.   Sales were $1,675 in the 2021 first quarter compared to $1,611 in the 2020 first quarter. The increase of $64, or 4%, was principally due to improved volumes in the ground transportation, industrial products, and packaging end markets and higher aluminum prices in the Rolled Products segment, driven by an increase in both the average LME price and regional premiums. These positive impacts were partially offset by lower volume and unfavorable product mix, both driven by depressed sales to the aerospace end market.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for the 2021 first quarter include $8 associated with this settlement.
Cost of goods sold (COGS).   COGS was $1,431, or 85.4% of Sales, in the 2021 first quarter compared to $1,345, or 83.5% of Sales, in the 2020 first quarter. The percentage was negatively impacted by unfavorable product mix driven by depressed sales to the aerospace end market and a negative impact from higher aluminum prices (underlying metal price is contractually passed-through to customers at cost), partially offset by net cost savings and overall higher volume. Net cost savings were principally the result of lower labor costs due to employee layoff programs implemented in 2020 in response to the impact of the COVID-19 pandemic and decreased contract services, partially offset by lower cost absorption driven by depressed sales to the aerospace end market.
Selling, general administrative, and other expenses (SG&A).   SG&A was $59 in the 2021 first quarter compared to $80 in the 2020 first quarter. The decrease of $21, or 26%, was largely attributable to the absence of an allocation ($18) of costs incurred for the Separation (see Cost Allocations under The Separation above), lower stock-based employee compensation expense ($4) due to fewer unvested awards, and a decline in travel expenses as a result of the COVID-19 pandemic, all of which was slightly offset by an increase in legal fees primarily due to three litigation matters (see Litigation in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). SG&A as a percentage of Sales was 3.5% in the 2021 first quarter compared to 5.0% in the 2020 first quarter.
Research and development expenses (R&D).   R&D was $8 in the 2021 first quarter compared to $11 in the 2020 first quarter. The decrease of $3, or 27%, was primarily driven by cost reduction efforts initiated in 2020, including employee layoffs.
Provision for depreciation and amortization (D&A).   D&A was $63 in the 2021 first quarter compared to $60 in the 2020 first quarter. The increase of $3, or 5%, was mainly caused by depreciation of assets placed into service in the second half of 2020 related to an automotive and industrial product expansion at the Company’s Tennessee rolling facility and unfavorable foreign currency movements due to a weaker U.S. dollar.
Restructuring and other charges.   Restructuring and other charges were comprised of a net charge of $1 in the 2021 first quarter and a net benefit of $19 in the 2020 first quarter. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
In the 2021 second quarter, the Company expects to record a settlement charge of approximately $575, subject to finalization of actuarial assumptions and other applicable adjustments, associated with the annuitization of certain U.S. defined benefit pension plan obligations (see Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q).
Interest expense.   Interest expense was $23 in the 2021 first quarter compared to $35 in the 2020 first quarter. The decrease of $12, or 34%, was principally related to a lower amount of interest associated with the Company’s standalone outstanding debt (see Financing Activities under Liquidity and Capital Resources below) in the 2021 first quarter compared to the interest allocated to Arconic by ParentCo (see Cost Allocations under The Separation above) in the 2020 first quarter.

Other expenses, net.   Other expenses, net was $22 in the 2021 first quarter compared to $26 in the 2020 first quarter. The favorable change of $4 was mainly the result of a decrease in net unfavorable foreign currency movements.
Provision for income taxes.   The Company’s effective tax rate, including discrete items, was 23.5% in the 2021 first quarter and 37.0% in the 2020 first quarter. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Segment Information
Effective in the second quarter of 2020, management elected to change the profit or loss measure of the Company’s reportable segments from Segment operating profit to Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 2 to the Reconciliation of Total Segment Adjusted EBITDA below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices.
Arconic calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus Stock-based compensation expense and Metal price lag. Previously, the Company calculated Segment operating profit as Segment Adjusted EBITDA minus each of (i) the Provision for depreciation and amortization, (ii) Stock-based compensation expense, and (iii) Metal price lag. Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company’s Consolidated Financial Statements. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Segment information for all prior periods presented was recast to reflect the new measure of segment profit or loss and the change in inventory cost method.
Rolled Products

First quarter ended March 31,	2021	2020
Third-party sales	$1,364	$1,222
Intersegment sales	7	7
Total sales	$1,371	$1,229
Segment Adjusted EBITDA	$165	$165
Third-party aluminum shipments (kmt)	345	319
Third-party sales for the Rolled Products segment increased $142, or 12%, in the 2021 first quarter compared to the same period in 2020. The improvement was primarily due to increased overall volume and higher aluminum prices, somewhat offset by unfavorable product mix driven by depressed sales to the aerospace end market.
The increased overall volume was largely attributable to most end markets served by this segment, including ground transportation (commercial transportation and automotive), industrial products, and packaging. Each of these end markets have experienced varying levels of partial recovery from the economic impact of the COVID-19 pandemic. Additionally, volume related to the industrial products end market was favorably impacted by a U.S. trade case, which reached a final determination in March 2021, that imposes significant duties on the import of common alloy aluminum sheet. These higher volumes were somewhat offset by decreased volume in the aerospace end market due to the economic impact of the COVID-19 pandemic and lower production of the Boeing 737 MAX.
The higher aluminum prices were largely driven by a 24% rise in the average LME aluminum price and a 21% increase in the average Midwest premium (United States).

In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, Rolled Products’ sales for the 2021 first quarter include $8 associated with this settlement.
Segment Adjusted EBITDA for this segment was flat in the 2021 first quarter compared with the corresponding period in 2020. Overall higher volume, net cost savings, and a favorable customer settlement (see above) were completely offset by unfavorable product mix driven by depressed sales to the aerospace end market. Net cost savings were principally the result of lower labor costs due to employee layoff programs implemented in 2020 in response to the impact of the COVID-19 pandemic and decreased contract services, partially offset by lower cost absorption driven by depressed sales to the aerospace end market.
Building and Construction Systems

First quarter ended March 31,	2021	2020
Third-party sales	$236	$256
Segment Adjusted EBITDA	$28	$30
Third-party sales for the Building and Construction Systems segment decreased $20, or 8%, in the 2021 first quarter compared to the same period in 2020. The decline was mainly due to lower volumes driven by a reduction in demand in North America due to the economic impact of the COVID-19 pandemic and the exit of the Reynobond product line in Europe, somewhat offset by favorable foreign currency movements due to a stronger euro.
Segment Adjusted EBITDA for this segment decreased $2 in the 2021 first quarter compared with the corresponding period in 2020. The decline was primarily related to lower volumes driven by a reduction in demand in North America due to the economic impact of the COVID-19 pandemic, partially offset by net cost savings, including lower labor costs.
Extrusions

First quarter ended March 31,	2021	2020
Third-party sales	$75	$133
Segment Adjusted EBITDA	$(4)	$8
Third-party aluminum shipments (kmt)	9	14
Third-party sales for the Extrusions segment decreased $58, or 44%, in the 2021 first quarter compared to the same period in 2020. The decline was principally the result of lower volumes related to the aerospace end market, driven by the economic impact of the COVID-19 pandemic, and the absence of sales ($8) related to the divestiture of an extrusions plant in South Korea (March 2020).
Segment Adjusted EBITDA for this segment decreased $12 in the 2021 first quarter compared with the corresponding period in 2020. The decline was largely driven by lower volumes related to the aerospace end market, driven by the economic impact of the COVID-19 pandemic.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Arconic Corporation

First quarter ended March 31,	2021	2020
Total Segment Adjusted EBITDA	$189	$203
Unallocated amounts:
Corporate expenses(1)	(9)	(2)
Stock-based compensation expense	(2)	(7)
Metal price lag(2)	5	(4)
Provision for depreciation and amortization	(63)	(60)
Restructuring and other charges	(1)	19
Other(3)	(6)	(15)
Operating income	113	134
Interest expense	(23)	(35)
Other expenses, net	(22)	(26)
Provision for income taxes	(16)	(27)
Net income attributable to noncontrolling interest	—	—
Consolidated net income attributable to Arconic Corporation	$52	$46
\
__________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center. The amount presented for the 2020 first quarter represents an allocation of ParentCo’s corporate expenses (see Cost Allocations under The Separation above).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See Environmental Matters in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
In preparing the Statement of Consolidated Cash Flows for the nine months ended September 30, 2020, management identified a misclassification related to the non-cash portion of properties, plants, and equipment additions. This non-cash portion is the result of the timing difference that exists between when the Company records such additions as assets on its Consolidated Balance Sheet and when such additions have been paid in cash. As a result, the amount of (Decrease) in accounts payable, trade previously reported in Cash used for operations for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was overstated by $35 and $43, respectively, and the amount of Capital expenditures previously reported in Cash provided from investing activities for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was understated by $35 and $43, respectively. Accordingly, the amounts for (Decrease) in accounts payable, trade and Capital expenditures on the accompanying Statement of Consolidated Cash Flows for the three months ended March 31, 2020 were revised.
Operating Activities
Cash used for operations was $294 in the 2021 three-month period compared with $260 in the 2020 three-month period.
In the 2021 three-month period, cash used for operations was comprised of an unfavorable change in working capital of $251 and pension contributions of $201 (see below), somewhat offset by a positive add-back for non-cash transactions in earnings of $106 and net income of $52.

The minimum required contributions to Arconic’s funded defined benefit pension plans in 2021 is estimated to be $192, of which $183 is for U.S. plans. In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17.
In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract (see U.S. Pension Plan Annuitization in Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). This contribution was funded with the net proceeds from a recent debt offering (see 2021 Activity in Financing Activities below).
Also in April 2021, the Company received $9 as one of two installments related to a settlement agreement reached with a customer in March. See Sales under Results of Operations above for additional information.
In the 2020 three-month period, cash used for operations was mostly comprised of an unfavorable change in working capital of $372 (see below) and pension contributions of $32, somewhat offset by a positive add-back for non-cash transactions in earnings of $91 and net income of $46.
Cash used for operations for the 2020 three-month period includes an unfavorable adjustment of $309 related to the change in the Company’s customer and other receivables balances as of March 31, 2020 ($799) and December 31, 2019 ($520). The unfavorable adjustment (i.e., increase in receivables) was derived by calculating the difference in the receivables balances as of March 31, 2020 and December 31, 2019 after excluding the effects of divestitures and foreign currency translation. The $309 was negatively impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program and were considered to be effectively and immediately settled for cash. As of December 31, 2019, the amount of Arconic’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. As a result, the Company’s customer receivables balance as of December 31, 2019 reflects the settlement of the $281 even though the third-party customers had not yet paid their obligations to ParentCo, as Arconic no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in 2019, the Company’s customer receivables balance as of December 31, 2019 would have been higher by $281. Further, these outstanding receivables would have been collected by the Arconic Corporation Businesses from the third-party customers in the 2020 three-month period. Accordingly, the previously mentioned unfavorable change in working capital of $372 would have been lower by $281. See Cash Management in Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $297 in the 2021 three-month period compared with $1,374 in the 2020 three-month period. The source of cash in the 2021 three-month period reflects $315 in net proceeds from the issuance of new indebtedness (see 2021 Activity below). In the 2020 three-month period, the source of cash was due to $1,158 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see 2020 Activity below) and $216 in net cash funding provided by ParentCo.
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic intends to use the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2021.
2020 Activity—In connection with the capital structure to be established at the time of the Separation, Arconic secured $1,200 in third-party indebtedness. On February 7, 2020, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the

“2028 Notes”). Arconic received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, the Company entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). Arconic received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic in connection with the completion of the Separation (see The Separation above). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Corporation Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic (see Outlook under Results of Operations above).
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. The Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 aggregate principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). Arconic received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, the Company entered into a five-year credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (the average available balance was $773 during the 2021 first quarter – see ABL Credit Agreement in Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing Arconic to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
The Company used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
Descriptions of the 2028 Notes, 2025 Notes, and ABL Credit Agreement are set forth in Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed on February 23, 2021).
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, Arconic paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on Arconic’s Statement of Consolidated Operations for the quarter ended June 30, 2020. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Investing Activities
Cash used for investing activities was $27 in the 2021 three-month period compared with cash provided from investing activities of $43 in the 2020 three-month period. The use of cash in the 2021 three-month period was due to $28 in capital expenditures, largely attributable to sustaining spend at the U.S. rolling mills. In the 2020 three-month period, the source of cash was due to $101 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil, partially offset by capital expenditures of $58.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not material.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Arconic’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits.

4
Second Supplemental Indenture, dated as of March 3, 2021, among Arconic Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, authenticating agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021)

10.1
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021)

10.2
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2021)

10.3
Commitment Agreement, dated April 21, 2021, by and among Arconic Corporation, Massachusetts Mutual Life Insurance Company and State Street Global Advisors Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021)

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

Arconic Corporation

May 4, 2021	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 4, 2021	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)