Form 10-Q
period 2021-06-30
Arconic Corp
filed 2021-08-03
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 2, 2021, there were 109,377,065 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to the condition of, or trends or developments in, the ground transportation, aerospace, building and construction, industrial, packaging and other end markets; Arconic’s future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic’s strategies, outlook, business and financial prospects; any future share repurchases; costs associated with pension and other postretirement benefit plans; projected sources of cash flow; potential legal liability; the potential impact of the COVID-19 pandemic; the timing and levels of potential recovery from the COVID-19 pandemic within our end markets; and the impact of actions to mitigate the impact of the COVID-19 pandemic. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic’s control. Such risks and uncertainties include, but are not limited to:
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
•the inability to successfully implement our re-entry into the U.S. packaging market or to realize the expected benefits of other strategic initiatives or projects;
•the inability to identify or successfully respond to changing trends in our end markets;
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
The above list of factors is not exhaustive or necessarily in order of importance. Market projections are subject to the risks discussed above and in this report, and other risks in the market. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I Item 1A, “Risk Factors” in Arconic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales (C and D)	$1,801	$1,187	$3,476	$2,798
Cost of goods sold (exclusive of expenses below) (L)	1,567	1,051	2,998	2,396
Selling, general administrative, and other expenses	61	55	120	135
Research and development expenses	9	8	17	19
Provision for depreciation and amortization	62	68	125	128
Restructuring and other charges (E)	597	77	598	58
Operating (loss) income	(495)	(72)	(382)	62
Interest expense (N)	25	40	48	75
Other expenses, net (F)	15	16	37	42
Loss before income taxes	(535)	(128)	(467)	(55)
Benefit for income taxes (H)	(108)	(32)	(92)	(5)
Net loss	(427)	(96)	(375)	(50)
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Arconic Corporation	$(427)	$(96)	$(375)	$(50)

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$(3.89)	$(0.88)	$(3.41)	$(0.46)
Diluted	$(3.89)	$(0.88)	$(3.41)	$(0.46)
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (Loss) (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Second quarter ended June 30,	2021	2020	2021	2020	2021	2020
Net loss	$(427)	$(96)	$—	$—	$(427)	$(96)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	567	36	—	—	567	36
Foreign currency translation adjustments	13	5	—	—	13	5
Net change in unrecognized losses on cash flow hedges	(14)	(7)	—	—	(14)	(7)
Total Other comprehensive income, net of tax	566	34	—	—	566	34
Comprehensive income (loss)	$139	$(62)	$—	$—	$139	$(62)

	Arconic Corporation		Noncontrolling interest		Total
Six months ended June 30,	2021	2020	2021	2020	2021	2020
Net loss	$(375)	$(50)	$—	$—	$(375)	$(50)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	592	61	—	—	592	61
Foreign currency translation adjustments	6	5	—	—	6	5
Net change in unrecognized losses on cash flow hedges	(36)	(7)	—	—	(36)	(7)
Total Other comprehensive income, net of tax	562	59	—	—	562	59
Comprehensive income	$187	$9	$—	$—	$187	$9

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$540	$787
Receivables from customers, less allowances of $1 in both 2021 and 2020	828	631
Other receivables	190	128
Inventories (L)	1,397	1,043
Prepaid expenses and other current assets	63	53
Total current assets	3,018	2,642
Properties, plants, and equipment	7,432	7,409
Less: accumulated depreciation and amortization	4,802	4,697
Properties, plants, and equipment, net	2,630	2,712
Goodwill	391	390
Operating lease right-of-use assets (M)	136	144
Deferred income taxes	273	329
Other noncurrent assets	95	97
Total assets	$6,543	$6,314
Liabilities
Current liabilities:
Accounts payable, trade	$1,427	$1,106
Accrued compensation and retirement costs	127	118
Taxes, including income taxes	42	33
Environmental remediation (P)	75	90
Operating lease liabilities (M)	36	36
Other current liabilities	143	90
Total current liabilities	1,850	1,473
Long-term debt (N)	1,593	1,278
Accrued pension benefits (G)	737	1,343
Accrued other postretirement benefits	459	479
Environmental remediation (P)	60	66
Operating lease liabilities (M)	103	111
Deferred income taxes	14	15
Other noncurrent liabilities and deferred credits	99	102
Total liabilities	4,915	4,867
Contingencies and commitments (P)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,351	3,348
Accumulated deficit	(530)	(155)
Treasury stock (J)	(9)	—
Accumulated other comprehensive loss (K)	(1,199)	(1,761)
Total Arconic Corporation stockholders’ equity	1,614	1,433
Noncontrolling interest	14	14
Total equity	1,628	1,447
Total liabilities and equity	$6,543	$6,314

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2021	2020
Operating Activities
Net loss	$(375)	$(50)
Adjustments to reconcile net loss to cash used for operations:
Depreciation and amortization	125	128
Deferred income taxes	(113)	50
Restructuring and other charges (E)	598	58
Net periodic pension benefit cost (G)	40	39
Stock-based compensation	7	12
Amortization of debt issuance costs (N)	1	21
Other	15	2
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(247)	(184)
(Increase) Decrease in inventories	(357)	115
(Increase) in prepaid expenses and other current assets	(10)	(25)
Increase (Decrease) in accounts payable, trade (A)	323	(334)
(Decrease) in accrued expenses	(34)	(92)
Increase in taxes, including income taxes	14	54
Pension contributions (G)	(453)	(44)
(Increase) Decrease in noncurrent assets	(4)	21
Increase in noncurrent liabilities	9	7
Cash used for operations	(461)	(222)
Financing Activities
Net transfers from former parent company	—	216
Separation payment to former parent company (A)	—	(728)
Additions to debt (original maturities greater than three months) (N)	319	2,400
Debt issuance costs (N)	(5)	(57)
Payments on debt (original maturities greater than three months) (N)	—	(1,100)
Repurchases of common stock (J)	(9)	—
Other	(17)	—
Cash provided from financing activities	288	731
Investing Activities
Capital expenditures (A)	(72)	(87)
Proceeds from the sale of assets and businesses (O)	(2)	102
Cash (used for) provided from investing activities	(74)	15
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)
Net change in cash and cash equivalents and restricted cash	(247)	523
Cash and cash equivalents and restricted cash at beginning of year	787	72
Cash and cash equivalents and restricted cash at end of period	$540	$595

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive (loss) income	Noncontrolling interest	Total equity

Balance at March 31, 2020	$3,276	$—	$—	$—	$—	$(1,432)	$13	$1,857
Net loss	—	—	—	(96)	—	—	—	(96)
Other comprehensive income (K)	—	—	—	—	—	34	—	34
Separation payment to former parent company (A)	(728)	—	—	—	—	—	—	(728)
Separation-related adjustments	(2,548)	—	3,314	—	—	(450)	—	316
Issuance of common stock	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Other	—	—	—	—	—	—	1	1
Balance at June 30, 2020	$—	$1	$3,318	$(96)	$—	$(1,848)	$14	$1,389

Balance at March 31, 2021	$—	$1	$3,343	$(103)	$—	$(1,765)	$14	$1,490
Net loss	—	—	—	(427)	—	—	—	(427)
Other comprehensive income (K)	—	—	—	—	—	566	—	566
Repurchases of common stock (J)	—	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	5	—	—	—	—	5
Other	—	—	3	—	—	—	—	3
Balance at June 30, 2021	$—	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628

Balance at December 31, 2019	$2,664	$—	$—	$—	$—	$295	$14	$2,973
Net income (loss)	46	—	—	(96)	—	—	—	(50)
Other comprehensive income (K)	—	—	—	—	—	59	—	59
Establishment of additional defined benefit plans	349	—	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	—	217
Separation payment to former parent company (A)	(728)	—	—	—	—	—	—	(728)
Separation-related adjustments	(2,548)	—	3,314	—	—	(450)	—	316
Issuance of common stock	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Balance at June 30, 2020	$—	$1	$3,318	$(96)	$—	$(1,848)	$14	$1,389

Balance at December 31, 2020	$—	$1	$3,348	$(155)	$—	$(1,761)	$14	$1,447
Net loss	—	—	—	(375)	—	—	—	(375)
Other comprehensive income (K)	—	—	—	—	—	562	—	562
Repurchases of common stock (J)	—	—	—	—	(9)	—	—	(9)
Stock-based compensation	—	—	7	—	—	—	—	7
Other	—	—	(4)	—	—	—	—	(4)
Balance at June 30, 2021	$—	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628

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
Change in Inventory Accounting Principle. Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at last-in, first-out (LIFO) cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note L for additional information.
Statement of Consolidated Cash Flows. In preparing the Statement of Consolidated Cash Flows for the nine months ended September 30, 2020, management identified a misclassification related to the non-cash portion of properties, plants, and equipment additions. This non-cash portion is the result of the timing difference that exists between when the Company records such additions as assets on its Consolidated Balance Sheet and when such additions have been paid in cash. As a result, the amount of (Decrease) in accounts payable, trade previously reported in Cash used for operations for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was overstated by $35 and $43, respectively, and the amount of Capital expenditures previously reported in Cash provided from investing activities for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was understated by $35 and $43, respectively. Accordingly, the amounts for (Decrease) in accounts payable, trade and Capital expenditures on the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2020 were revised.
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
On April 1, 2020 (the “Separation Date”), the Separation was completed and became effective at 12:01 a.m. Eastern Daylight Time. To effect the Separation, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $728 to ParentCo by Arconic from a portion of the aggregate net proceeds of previously executed financing arrangements (see 2020 Activity in Note N). In connection with the Separation, 109,021,376 shares of Arconic common stock were distributed to ParentCo stockholders. This was determined by applying the Separation Ratio to the 436,085,504 shares of ParentCo’s outstanding common stock as of the Record Date. “Regular-way” trading of Arconic’s common stock began with the opening of the New York Stock Exchange on April 1, 2020 under the ticker symbol “ARNC.” Arconic’s common stock has a par value of $0.01 per share.
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 six-month period for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
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
The following table reflects the allocations described above:

Six months ended June 30,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges (E)	2
Interest expense	28
Other (income), net (F)	(5)
_____________________
*    In the 2020 six-month period, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
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
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of June 30, 2021, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations, as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$610	$—	$24	$634
Building and Construction	51	257	—	308
Packaging	276	—	—	276
Aerospace	124	—	27	151
Industrial Products and Other	413	—	19	432
Total end-market revenue	$1,474	$257	$70	$1,801
2020
Ground Transportation	$250	$—	$7	$257
Building and Construction	33	230	—	263
Packaging	195	—	—	195
Aerospace	173	—	64	237
Industrial Products and Other	229	—	10	239
Total end-market revenue	$880	$230	$81	$1,191

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$1,247	$—	$49	$1,296
Building and Construction	102	493	—	595
Packaging	495	—	—	495
Aerospace	233	—	56	289
Industrial Products and Other	761	—	40	801
Total end-market revenue	$2,838	$493	$145	$3,476
2020
Ground Transportation	$749	$—	$37	$786
Building and Construction	68	486	—	554
Packaging	373	—	—	373
Aerospace	398	—	139	537
Industrial Products and Other	514	—	38	552
Total end-market revenue	$2,102	$486	$214	$2,802

D.    Segment and Related Information
Arconic’s profit or loss measure for its reportable segments is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization). Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 2 to the Segment Adjusted EBITDA reconciliation below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus Stock-based compensation expense and Metal price lag. Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the accompanying Consolidated Financial Statements. See Note L for additional information.
Segment information for all prior periods presented was recast to reflect the updated measure of segment profit or loss and the change in inventory cost method.
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$1,474	$257	$70	$1,801
Intersegment sales	10	—	—	10
Total sales	$1,484	$257	$70	$1,811
Segment Adjusted EBITDA	$173	$35	$(8)	$200
Provision for depreciation and amortization	$49	$5	$5	$59
2020
Sales:
Third-party sales	$880	$230	$81	$1,191
Intersegment sales	4	—	—	4
Total sales	$884	$230	$81	$1,195
Segment Adjusted EBITDA	$85	$37	$(14)	$108
Provision for depreciation and amortization	$53	$5	$6	$64

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$2,838	$493	$145	$3,476
Intersegment sales	17	—	—	17
Total sales	$2,855	$493	$145	$3,493
Segment Adjusted EBITDA	$338	$63	$(12)	$389
Provision for depreciation and amortization	$97	$9	$11	$117
2020
Sales:
Third-party sales	$2,102	$486	$214	$2,802
Intersegment sales	11	—	—	11
Total sales	$2,113	$486	$214	$2,813
Segment Adjusted EBITDA	$250	$67	$(6)	$311
Provision for depreciation and amortization	$99	$9	$12	$120

The following table reconciles total Segment Adjusted EBITDA to consolidated net loss attributable to Arconic Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$200	$108	$389	$311
Unallocated amounts:
Corporate expenses(1)	(10)	(7)	(19)	(9)
Stock-based compensation expense	(5)	(5)	(7)	(12)
Metal price lag(2)	(11)	(10)	(6)	(14)
Provision for depreciation and amortization	(62)	(68)	(125)	(128)
Restructuring and other charges(3) (E)	(597)	(77)	(598)	(58)
Other(4)	(10)	(13)	(16)	(28)
Operating (loss) income	(495)	(72)	(382)	62
Interest expense	(25)	(40)	(48)	(75)
Other expenses, net (F)	(15)	(16)	(37)	(42)
Benefit for income taxes (H)	108	32	92	5
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net loss attributable to Arconic Corporation	$(427)	$(96)	$(375)	$(50)
________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amount presented for the 2020 six-month period includes an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see Cost Allocations in Note A).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $568 in the 2021 second quarter and six-month period and $55 in the 2020 second quarter and six-month period (see Note G).

(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

E.    Restructuring and Other Charges
In the 2021 second quarter and six-month period, Arconic recorded Restructuring and other charges of $597 and $598, respectively, which were comprised of the following components: a $568 charge for the settlement of certain employee retirement benefits (see Note G); a $34 charge for the impairment of several buildings and equipment due to management's decision to abandon these assets located at the Company’s primary research and development facility; a $7 benefit for the settlement of a legacy tax matter related to Brazil; a $1 and $2, respectively, credit for the reversal of reserves established in prior periods (see below); a $1 additional loss (six-month period) on the sale of an aluminum rolling mill in Brazil (see Itapissuma in Note O); and a $3 and $4, respectively, net charge for other items, including layoff costs associated with approximately 115 employees in the Extrusions segment.
In the 2020 second quarter and six-month period, Arconic recorded Restructuring and other charges of $77 and $58, respectively, which were comprised of the following components: a $55 charge for the settlement of certain employee retirement benefits (see Note G); a $25 net gain (six-month period) related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note O); a $17 charge for layoff costs associated with the separation of approximately 410 employees across the Company in response to the impact of the COVID-19 pandemic; a $12 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter; an $11 charge for costs, of which $8 is for layoff costs associated with approximately 140 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; a $4 charge for legacy non-income tax matters related to Brazil; a $2 charge (six-month period) for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $2 and $6, respectively, net charge for other items. As of June 30, 2021, the total expected employee separations related to actions initiated in the 2020 second quarter were 430. The reduction of 120 was due to employees initially identified for separation accepting other positions within the Company, natural attrition, and other events that occurred in the second half of 2020 and/or first half of 2021. Accordingly, the Company reduced its estimated layoff costs associated with these actions by $7, of which $2 were reflected as reversals in the 2021 six-month period (see above).
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rolled Products	$—	$7	$1	$16
Building and Construction Systems	—	5	(1)	6
Extrusions	2	3	3	(28)
Segment total	2	15	3	(6)
Corporate	595	62	595	64
	$597	$77	$598	$58
As of June 30, 2021, approximately 35 of the 115 employees associated with 2021 restructuring programs, approximately 465 of the 500 (previously 520) employees associated with 2020 restructuring programs, and approximately 360 of the 370 employees associated with 2019 restructuring programs were separated. The total number of employees related to the 2020 restructuring programs was updated to reflect employees initially identified for separation accepting other positions within the Company and natural attrition. The remaining separations for the 2021, 2020, and 2019 restructuring programs are expected to be completed between the remainder of 2021 and 2022.
In the 2021 second quarter and six-month period, Arconic made cash payments of $1 (both periods) against layoff reserves related to the 2021 restructuring programs, $1 and $4, respectively, against layoff reserves related to the 2020 restructuring programs, and $1 and $2, respectively, against layoff reserves related to the 2019 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2019	$20	$1	$21
Separation-related adjustments(1)	2	—	2
Cash payments	(24)	(3)	(27)
Restructuring charges	23	4	27
Other(2)	(8)	(1)	(9)
Reserve balances at December 31, 2020	13	1	14
Cash payments	(7)	(2)	(9)
Restructuring charges	2	2	4
Other(2)	(2)	(1)	(3)
Reserve balances at June 30, 2021(3)	$6	$—	$6
_____________________
(1)Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(2)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(3)The remaining reserves are expected to be paid in cash during the remainder of 2021, with the exception of $1 that is expected to be paid in 2022 related to special termination benefits.

F.    Other Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Non-service costs — Pension and OPEB (G)	$16	$18	$36	$39
Foreign currency (gains) losses, net	(2)	(5)	—	8
Interest income	—	(2)	—	(4)
Other, net	1	5	1	(1)
	$15	$16	$37	$42

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pension benefits
Service cost	$5	$5	$11	$10
Interest cost	16	28	33	54
Expected return on plan assets	(27)	(45)	(60)	(85)
Recognized net actuarial loss	24	31	56	61
Amortization of prior service cost (benefit)	—	(1)	—	(1)
Settlements(1)	568	55	568	55
Net periodic benefit cost(2)	$586	$73	$608	$94

Other postretirement benefits
Service cost	$2	$1	$3	$2
Interest cost	2	4	5	8
Recognized net actuarial loss	3	1	5	3
Amortization of prior service benefit	(2)	—	(3)	(1)
Net periodic benefit cost(2)	$5	$6	$10	$12
__________________
(1)    In the 2021 second quarter and six-month period, Settlements were due to the purchase of a group annuity contract ($549 – see U.S. Pension Plan Annuitization below) and the payment of lump-sum benefits ($19).
(2)    Service cost was included within Cost of goods sold, Settlements were included within Restructuring and other charges, and all other components were included in Other expenses, net on the accompanying Statement of Consolidated Operations.
Pension Funding—The minimum required contributions to Arconic’s funded defined benefit pension plans in 2021 is estimated to be $192, of which $183 is for U.S. plans. In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract (see U.S. Pension Plan Annuitization below).
U.S. Pension Plan Annuitization—In April 2021, Arconic purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 8,400 participants in two U.S. defined benefit pension plans to an insurance company. In connection with this transaction, the Company contributed a total of $250 to the two plans to maintain the funding level of the remaining plan obligations not transferred. This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Activity in Note N). Prior to this action, these two plans had an aggregate of approximately 23,000 participants.
This transaction represents a significant settlement event, and, as a result, the Company was required to complete a remeasurement of these two plans (generally completed on an annual basis as of December 31, 2020), including an interim actuarial valuation of the plan obligations. Accordingly, the weighted-average discount rate used in calculating the plan obligations increased to 3.10% as of April 30, 2021 from 2.54% as of December 31, 2020. The remeasurement resulted in a combined projected benefit obligation and fair value of plan assets of $3,337 and $2,790, respectively, as of April 30, 2021. From these amounts, the group annuity transaction resulted in the settlement of $995 in plan obligations and the transfer of $1,007 in plan assets. The remeasurement of these two plans, together with the annuitization, resulted in a $152 net decrease to Accrued pension benefits and a $117 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K) on the accompanying Consolidated Balance Sheet. Additionally, the annuitization resulted in the accelerated amortization of a portion of the existing net actuarial loss associated with these two plans in the amount of $549 ($423 after-tax). This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note K).

H.    Income Taxes
Arconic’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pretax ordinary income or loss. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pretax losses.
For the 2021 six-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 18.6%. This rate differs by 2.4 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on Global Intangible Low-Taxed Income, U.S. tax on foreign earnings, and non-deductible costs, partially offset by the state tax impact of domestic taxable losses.
For the 2020 six-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 105.5%. This rate differs by 84.5 percentage points from the U.S. federal statutory rate of 21.0% primarily due to non-benefitted foreign losses, the state tax impact of domestic taxable income, U.S. tax on foreign earnings, and nondeductible costs related to the Separation.
The effective tax rate including discrete items was 20.2% and 19.7% in the 2021 second quarter and six-month period, respectively, and was 25.0% and 9.1% in the 2020 second quarter and six-month period, respectively.
The following table details the components of Benefit for income taxes:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pretax ordinary loss at estimated annual effective tax rate	$(100)	$(135)	$(87)	$(58)
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	(6)	55	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	(2)	48	(2)	49
Discrete items	—	—	(3)	4
Benefit for income taxes	$(108)	$(32)	$(92)	$(5)
__________________
*    The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I.    Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net loss attributable to Arconic Corporation by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. Specific to Arconic, such share equivalents consist of outstanding employee stock awards (excluding out-of-the-money stock options – see below). For periods in which the Company generates net income, the diluted weighted-average number of shares include common share equivalents associated with outstanding employee stock awards. For periods in which the Company generates a net loss, common share equivalents are excluded from the diluted weighted-average number of shares as their effect is anti-dilutive.
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common stockholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted-average shares outstanding – basic	110.0	109.0	109.9	109.0
Dilutive share equivalents:
Stock units	—	—	—	—
Stock options	—	—	—	—
Weighted-average shares outstanding – diluted	110.0	109.0	109.9	109.0

Anti-dilutive share equivalents:
Stock units	3.2	2.6	3.3	1.3
Stock options*:
In-the-money	0.2	—	0.1	—
Out-of-the-money	—	—	—	—
	3.4	2.6	3.4	1.3

________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of June 30, 2020, there were 1.1 million out-of-the-money stock options outstanding with a weighted-average exercise price of $26.05.

J.     Preferred and Common Stock
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof. In the 2021 second quarter, Arconic repurchased 246,011 shares of the Company's common stock for $9 under this program.

K.    Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,766)	$(1,770)	$(1,791)	$(43)
Establishment of additional defined benefit plans	—	—	—	(1,752)
Separation-related adjustments (A)	—	(50)	—	(50)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	145	(40)	144	(38)
Tax (expense) benefit	(33)	10	(33)	9
Total Other comprehensive income (loss) before reclassifications, net of tax	112	(30)	111	(29)
Amortization of net actuarial loss and prior service cost/benefit(1)	593	86	626	117
Tax expense(2)	(138)	(20)	(145)	(27)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	455	66	481	90
Total Other comprehensive income	567	36	592	61
Balance at end of period	$(1,199)	$(1,784)	$(1,199)	$(1,784)
Foreign currency translation
Balance at beginning of period	$22	$338	$29	$338
Separation-related adjustments (A)	—	(396)	—	(396)
Other comprehensive income:
Foreign currency translation(3)	13	5	6	(17)
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	—	—	22
Total Other comprehensive income	13	5	6	5
Balance at end of period	$35	$(53)	$35	$(53)
Cash flow hedges
Balance at beginning of period	$(21)	$—	$1	$—
Separation-related adjustments (A)	—	(4)	—	(4)
Other comprehensive loss:
Net change from periodic revaluations	(59)	2	(94)	2
Tax benefit	14	—	22	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(45)	2	(72)	2
Net amount reclassified to earnings(4)	40	(11)	47	(11)
Tax (expense) benefit(2)	(9)	2	(11)	2
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(5)	31	(9)	36	(9)
Total Other comprehensive loss	(14)	(7)	(36)	(7)
Balance at end of period	$(35)	$(11)	$(35)	$(11)
Accumulated other comprehensive loss	$(1,199)	$(1,848)	$(1,199)	$(1,848)
_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). In all periods presented, the respective amounts include accelerated amortization related to the settlement of certain employee retirement benefits. The accelerated amortization was $568 for the second quarter ended and six months ended June 30, 2021 and $55 for the second quarter ended and six months ended June 30, 2020 (see Note G).
(2)These amounts were reported in Benefit for income taxes on the accompanying Statement of Consolidated Operations.
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

L.    Inventories

	June 30, 2021	December 31, 2020
Finished goods	$363	$282
Work-in-process	889	635
Purchased raw materials	77	59
Operating supplies	68	67
	$1,397	$1,043
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
The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all prior periods presented. This change resulted in an increase to Parent Company net investment of $245 as of January 1, 2020. Additionally, certain financial statement line items in each of the accompanying Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the 2020 second quarter and six-month period were recast as follows:

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Operations for the second quarter ended June 30, 2020:
Cost of goods sold	$1,046	$5	$1,051
Operating loss	(67)	(5)	(72)
Loss before income taxes	(123)	(5)	(128)
Benefit for income taxes	(31)	(1)	(32)
Net loss	(92)	(4)	(96)
Net loss attributable to Arconic Corporation	(92)	(4)	(96)
Earnings per share attributable to Arconic Corporation common stockholders:
Basic	$(0.84)	$(0.04)	$(0.88)
Diluted	(0.84)	(0.04)	(0.88)

Statement of Consolidated Operations for the six months ended June 30, 2020:
Cost of goods sold	$2,373	$23	$2,396
Operating income	85	(23)	62
Loss before income taxes	(32)	(23)	(55)
Benefit for income taxes	—	(5)	(5)
Net loss	(32)	(18)	(50)
Net loss attributable to Arconic Corporation	(32)	(18)	(50)
Earnings per share attributable to Arconic Corporation common shareholders:
Basic	$(0.29)	$(0.17)	$(0.46)
Diluted	(0.29)	(0.17)	(0.46)

	As Previously Reported	Effect of Change	As Recast
Statement of Consolidated Comprehensive Loss for the second quarter ended June 30, 2020:
Comprehensive loss	$(58)	$(4)	$(62)
Comprehensive loss attributable to Arconic Corporation	(58)	(4)	(62)

Statement of Consolidated Comprehensive Income for the six months ended June 30, 2020:
Comprehensive income	$27	$(18)	$9
Comprehensive income attributable to Arconic Corporation	27	(18)	9

Statement of Consolidated Cash Flows for the six months ended June 30, 2020:
Net loss	$(32)	$(18)	$(50)
Deferred income taxes	55	(5)	50
Decrease in inventories	92	23	115

M.    Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $30 in the 2021 second quarter and six-month period, respectively, and $14 and $29 in the 2020 second quarter and six-month period, respectively.
Right-of-use assets obtained in exchange for operating lease obligations were $10 in the 2021 six-month period and $32 in the 2020 six-month period.
Future minimum contractual operating lease obligations were as follows:

	June 30, 2021	December 31, 2020
2021	$23	$43
2022	37	34
2023	29	26
2024	22	20
2025	17	16
Thereafter	41	41
Total lease payments	$169	$180
Less: imputed interest	30	33
Present value of lease liabilities	$139	$147

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at June 30, 2021 and December 31, 2020 was 6.3 years and 6.6 years, respectively, and 5.8% and 5.9%, respectively.

N.    Debt
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2021.
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
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of June 30, 2021, the available balance was $785.
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
As of June 30, 2021 and December 31, 2020, the 2028 Notes and 2025 Notes had a combined carrying value of $1,593 and $1,278, respectively, and a combined fair value of $1,714 and $1,399, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

O.    Acquisitions and Divestitures
Divestitures
Itapissuma. On February 1, 2020, Arconic completed the sale of its aluminum rolling mill (aseptic foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash. In December 2020, the Company paid $4 in cash to Companhia Brasileira de Alumínio to settle certain working capital and other post-closing adjustments. Additionally, in June 2021, the Company paid $2 in cash to Companhia Brasileira de Alumínio to settle the remaining working capital and other post-closing adjustments. Arconic has recognized a cumulative loss of $60 (pretax) on this transaction, composed of the following: a charge of $53 in 2019 for the non-cash impairment of the carrying value (i.e., write-down to fair value) of the rolling mill’s net assets, primarily properties, plants, and equipment, as a result of entering into an agreement in August 2019 to sell this rolling mill; a charge of $6 in February 2020 for further necessary adjustments upon completion of the divestiture; and a charge of $1 in the 2021 first quarter for a then-proposed final settlement of the remaining post-closing adjustments and other items. Each of these amounts were recorded in Restructuring and other charges (see Note E) on the Company’s Statement of Consolidated Operations in the respective reporting periods. This transaction is no longer subject to post-closing adjustments. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in Arconic’s Rolled Products segment. The rolling mill generated third-party sales of $143 in 2019 and, at the time of divestiture, had approximately 500 employees.
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

P.    Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note P are the full responsibility of Arconic pursuant to the Separation and Distribution Agreement (see Note A). Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet for claims subject to indemnification.
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
The Company’s remediation reserve balance was $135 and $156 (of which $75 and $90, respectively, was classified as a current liability) at June 30, 2021 and December 31, 2020, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2021 second quarter and six-month period, the remediation reserve was increased by $1. Payments related to remediation expenses applied against the reserve were $4 and $21 in the 2021 second quarter and six-month period, respectively, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in the 2021 six-month period also reflects a decrease of $1 for other items.
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
At June 30, 2021 and December 31, 2020, the reserve balance associated with this matter was $97 and $115, respectively. The majority of the remaining expenditures related to the project are expected to occur between the remainder of 2021 and 2022.

Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleges that a defect exists in certain of our products sold to Airbus under various separate contracts. Airbus’s claims include claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claims damages attributed specifically to our products. In two of the three arbitrations, Airbus was seeking damages in excess of $200 and an order of indemnification with respect to conditional future losses; in the third of the arbitrations, Airbus is seeking an order of indemnification with respect to contingent future losses. A private and confidential arbitration hearing occurred in late October 2020 on two of the three requests for arbitration and on March 26, 2021, the Arbitral Panel issued final awards in those two arbitrations in favor of the Respondents (including Arconic Manufacturing (GB) Limited), rejecting Airbus’s claims and denying Airbus the relief sought. The hearing on the third request for arbitration was stayed. On June 1, 2021, the parties entered into a confidential agreement in settlement of all claims related to the matter. These proceedings are now fully resolved and closed.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim was scheduled for June 8, 2021 but was postponed until August 19, 2021. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the injunctions granted on April 6, 2020. Due to the nature of this matter, geopolitical tensions between the U.S. and Russia could have a material adverse impact on our ability to obtain a favorable outcome in this matter, as well as our operations in Russia, which represented 12% of our sales in 2020. Given the preliminary nature of this matter and the uncertainty of litigation, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
United Kingdom Litigation. Multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire have filed claims in the U.K. arising from that fire, including as follows:
•On June 12, 2020, four claimants represented by Birnberg Peirce Ltd filed suit against AAP SAS.
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
•On December 23, 2020, several additional suits were filed by claimant groups comprised of survivors and estates of decedents. These suits were all filed against the same group of 23 defendants: AAP SAS, Arconic Corporation, Howmet Aerospace Inc., the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, the London Fire Commissioner, the UK Home Office, The Ministry of Housing, Communities and Local Government, Rydon Maintenance Ltd, Celotex Ltd, Saint-Gobain Construction Products UK Limited, Kingspan Insulation Limited, Kingspan Group PLC (suits have since been discontinued), Studio E Architects Ltd (In liquidation), Harley Facades Ltd, Harley Curtain Wall Limited (In liquidation), CEP Architectural Facades Ltd, Exova (U.K.) Ltd, CS Stokes & Associates Ltd, Artelia Projects UK Limited (suits have since been discontinued), Whirlpool UK Appliances Limited, Whirlpool Company Polska Sp.z.o.o. and Whirlpool Corporation. These suits include as follows (represent preliminary best estimates of claimants in each suit):
◦Seven claimants represented by Deighton Pierce Glynn;
◦Five claimants represented by SMQ Legal Services;
◦Four claimants represented by Scott Moncrieff;
◦Thirty-one (previously six) claimants represented by Saunders Law;
◦Thirty-four (previously twenty-four) claimants represented by Russell Cooke LLP;
◦Forty-seven (previously forty) claimants represented by Imran Khan & Partners;
◦Sixty-one (previously sixty-seven) claimants represented by Howe & Co.;
◦One hundred fourteen claimants represented by Hodge Jones and Allen Solicitor;
◦Twenty-three (previously nineteen) claimants represented by Hickman & Rose;
◦Five claimants represented by Duncan Lewis Solicitors;
◦One hundred thirteen (previously one hundred eighteen) claimants represented by Birnberg Peirce;
◦Three hundred forty-one claimants represented by Bindmans LLP;
◦Seventy-six (previously eighty-two) claimants represented by Bhatt Murphy Ltd; and

◦Twenty-seven claimants represented by Slater & Gordon.
Multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire have also filed claims against AAP SAS arising from that fire, including as follows:
•On June 11, 2020, 98 (previously 80) firefighters represented by Thompsons Solicitors filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. Since then, another 7 (previously 5) firefighters have sought to be added to the suit.
•On June 12, 2020, 36 (previously 27) police officers represented by Penningtons Manches Cooper LLP filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, London Fire Commissioner, and the Commissioner of the Police of the Metropolis. Since then, some claimants have withdrawn and others have sought to be added to the suit.
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
All of these claims have been filed in the High Court in London. On October 2, 2020, the High Court ordered that: (a) the suits of the survivors and estates of decedents that were issued in June 2020 be stayed until a hearing scheduled by the High Court for June 9-10, 2021; and (b) that the suits of emergency responders be stayed until a hearing scheduled by the High Court for July 7-8, 2021. The hearing scheduled for June 9-10, 2021 was subsequently vacated by the Court.
The above-mentioned suits brought by: (1) the survivors and estates of decedents; (2) the emergency responders; and (3) the Royal Borough of Kensington and Chelsea for contributions, were recently heard together at a procedural hearing on July 7-8, 2021, before Senior Master Fontaine. At the hearing, the Senior Master made several directions for the future management of the Grenfell Tower litigation, including staying all suits against Arconic Corporation and its affiliates until a directions hearing to be held on the first available date after May 3, 2022. The duration of the stay is intended to allow Arconic Corporation, along with several other co-defendants to the above-mentioned litigations, to engage in preliminary discussions with the claimants' legal representatives in an attempt to reach a mutually agreeable settlement.
Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. The briefing has now been completed and the parties are awaiting an oral argument date. Plaintiffs filed their opening appeal brief on March 8, 2021; Defendants opening brief was filed on April 21, 2021. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. The parties stipulated to an August 12, 2021 deadline for defendants to file an answer to the second amended complaint in light of the Court’s partial dismissal. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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

Q.    Subsequent Events
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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 six-month period 2020 for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on Arconic’s Statement of Consolidated Operations.
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
The following table reflects the allocations described above:

Six months ended June 30,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges	2
Interest expense	28
Other (income), net	(5)
_____________________
*    In the 2020 six-month period, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
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
Results of Operations
Outlook
In the 2021 second quarter and six-month period, we experienced revenue growth across several of the end-markets that we serve, as customer demand continues to rebound from the global economic impact of the COVID-19 pandemic. The Company also had strong operating performance in the first half of 2021. Management is revising certain expectations for sales by major end market for full year 2021 compared with full year 2020, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 and in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Consistent with the expectations included in the referenced Form 10-Q and Form 10-K, the revised expectations do not include the impact of changes in aluminum prices. These expectations may change during the course of the year given the continued uncertainty in the global economy. For the ground transportation end market, we have changed our outlook and anticipate sales to increase by approximately 25% to 30% (versus prior expectation of 25% to 35%), principally in the automotive component of this end market, due to ongoing issues in the semiconductor supply chain impacting automotive production at our customers (certain of our automotive customers have announced temporary suspensions of operations in 2021). Some of this impact is being offset by strength in heavy duty truck and trailer, as well as our ability to pivot production capacity from automotive to industrial products end markets. The investments made to increase capabilities and capacity at our Tennessee facility provide flexibility to pivot production to industrial products. For the industrial products end market, we have improved our outlook and anticipate sales to increase by approximately 25% to 30% (versus prior expectation of 20% to 25%) in 2021 compared with 2020, driven by the aforementioned pivot in production from automotive. This end market continues to benefit from the U.S. trade case on imports of common alloy aluminum sheet that reached a favorable conclusion in March 2021, resulting in strong demand in the U.S. industrial markets. For the building and construction end market, we anticipate slightly positive growth in a range of approximately 0% to 5% (versus prior expectation of remaining relatively flat) in 2021 compared with 2020, reflecting some modest improvement through the second half of the year. For the packaging end market, we expect sales to increase by approximately 15% to 20% (versus prior expectation of 10% to 15%) in 2021 compared with 2020, as demand in Russia and China remains strong and we expect to benefit from access to new markets that were previously unavailable due to the Company's non-compete agreement that expired in the fourth quarter of 2020. Additionally, we anticipate some modest impact in North America in late 2021 as we ramp up production at our Tennessee facility.
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
We believe that our diverse end markets and geographic composition mitigate a portion of the impact on the Company from any singular area of decline. Additionally, our operating footprint benefits from a highly variable cost structure and we are able to actively manage our operations to effectively flex activity, if necessary, to respond to changing end market conditions. However, the geographic locations in which our products are manufactured, distributed, or sold continue to be in varying stages of restrictions or lifting of restrictions, and the status of restrictions in certain areas may change on short notice. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of the COVID-19 pandemic in one location may have a disproportionate effect on our operations in the future.
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
Earnings Summary
Effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at last-in, first-out (LIFO) cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company’s Consolidated Financial Statements. See Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Sales.   Sales were $1,801 in the 2021 second quarter compared to $1,187 in the 2020 second quarter and $3,476 in the 2021 six-month period compared with $2,798 in the 2020 six-month period. The increase of $614, or 52%, in the second quarter comparison and $678, or 24%, in the six-month period comparison was principally due to improved volumes in most end markets, particularly ground transportation and industrial products, as recovery from the COVID-19 pandemic continues, and higher aluminum prices, driven by an increase in aluminum prices. These positive impacts were slightly offset (second quarter) and somewhat offset (six-month period) by both lower volume and unfavorable product mix due to depressed sales to the aerospace end market.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for the 2021 second quarter and six-month period include $1 and $9, respectively, associated with this settlement.
Cost of goods sold (COGS).   COGS was $1,567, or 87.0% of Sales, in the 2021 second quarter compared to $1,051, or 88.5% of Sales, in the 2020 second quarter and $2,998, or 86.2% of Sales, in the 2021 six-month period compared with $2,396, or 85.6% of Sales, in the 2020 six-month period. In the second quarter comparison, the percentage was positively impacted by net cost savings, mostly offset by higher aluminum prices (underlying metal price is contractually passed-through to customers at cost). The percentage was negatively impacted in the six-month period comparison by unfavorable product mix driven by depressed sales to the aerospace end market and higher aluminum prices (underlying metal price is contractually passed-through to customers at cost), partially offset by net cost savings. In both comparisons, net cost savings were principally the result of the absence of below normal absorption of fixed costs that occurred in the 2020 periods driven by significantly lower production levels as a result of the COVID-19 pandemic, partially offset by higher costs for labor (see Labor costs below) and direct materials.
Selling, general administrative, and other expenses (SG&A).   SG&A was $61 in the 2021 second quarter compared to $55 in the 2020 second quarter and $120 in the 2021 six-month period compared to $135 in the 2020 six-month period. The increase of $6, or 11%, in the second quarter comparison was mostly caused by an increase in labor costs (see Cost of goods sold above), partially offset by lower legal fees. In the six-month period comparison, the decrease of $15, or 11%, was largely attributable to the absence of an allocation ($18) of costs incurred for the Separation (see Cost Allocations under The Separation above) and lower stock-based employee compensation expense ($5), somewhat offset by higher labor costs (see Labor costs below). SG&A as a percentage of Sales was 3.4% in the 2021 second quarter compared to 4.6% in the 2020 second quarter and 3.5% in the 2021 six-month period compared to 4.8% in the 2020 six-month period.
Research and development expenses (R&D).   R&D was $9 in the 2021 second quarter compared to $8 in the 2020 second quarter and $17 in the 2021 six-month period compared to $19 in the 2020 six-month period. The increase of $1, or 13%, in the second quarter comparison was primarily driven by higher labor costs (see Labor costs below). In the six-month period comparison, the decrease of $2, or 11%, was primarily driven by cost reduction efforts initiated in 2020.
Labor costs—The following description is applicable to COGS, SG&A, and R&D in the aggregate. Beginning in April 2020, management implemented a series of proactive actions to mitigate the impacts of the COVID-19 pandemic on the

Company. Many of these actions impacted both business unit and corporate employees resulting in the Company experiencing lower labor costs compared to 2019. These actions included the following:
•idled various production facilities based on market conditions within the regions where the Company operates;
•decreased production and operating with a reduced labor force through shortened work weeks, shift reductions, layoffs, and the elimination of temporary workers and contractors at U.S.-based rolling and extrusion facilities;
•implemented a combination of modified schedules, adjusted work hours, lower costs, and/or delayed raises at all rolling mill facilities in Europe, China, and Russia;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%;
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10%; and
•suspended the 401(k) match program for U.S. salaried employees.
Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401(k) match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above. Additionally, by the end of 2020 and into 2021, the Company’s production facilities were operating at significantly higher levels compared to earlier in 2020. As a result, the Company experienced higher labor costs in the 2021 second quarter and six-month period compared to the same periods in 2020.
Provision for depreciation and amortization (D&A).   D&A was $62 in the 2021 second quarter compared to $68 in the 2020 second quarter and $125 in the 2021 six-month period compared to $128 in the 2020 six-month period. The decrease of $6, or 9%, in the second quarter comparison and $3, or 2%, in the six-month period comparison was mainly caused by the absence of an impairment of abandoned projects and plant equipment ($6). This positive impact in the six-month period comparison was partially offset by new depreciation for assets placed into service in the second half of 2020 related to an automotive and industrial product expansion at the Company’s Tennessee rolling facility and unfavorable foreign currency movements due to a weaker U.S. dollar.
Restructuring and other charges.   Restructuring and other charges were $597 and $598 in the 2021 second quarter and six-month period, respectively, and $77 and $58 in the 2020 second quarter and six-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information. Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $568 in the 2021 second quarter and six-month period and $55 in the 2020 second quarter and six-month period. See Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $25 in the 2021 second quarter compared to $40 in the 2020 second quarter and $48 in the 2021 six-month period compared to $75 in the 2020 six-month period.
The decrease of $15, or 38%, in the second quarter comparison was principally related to the absence of $19 for the write-off and immediate expensing of debt issuance costs as a result of a debt refinancing in May 2020, partially offset by a higher amount of interest associated with a $700 debt offering executed in May 2020 and new interest related to a $300 debt offering completed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to these financing transactions.
In the six-month period comparison, the decrease of $27, or 36%, was primarily due to the absence of both a $28 allocation of ParentCo's financing costs in the period prior to Separation (see Cost Allocations under The Separation above) and $19 for the write-off and immediate expensing of debt issuance costs as a result of a debt refinancing in May 2020, partially offset by a higher amount of interest associated with both a $700 debt offering executed in May 2020 and a $600 debt offering completed in February 2020 and new interest related to a $300 debt offering executed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to these financing transactions.
Other expenses, net.   Other expenses, net was $15 and $37 in the 2021 second quarter and six-month period, respectively, and $16 and $42 in the 2020 second quarter and six-month period, respectively. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information
Benefit for income taxes.   The Company’s effective tax rate, including discrete items, was 20.2% and 19.7% in the 2021 second quarter and six-month period, respectively, and 25.0% and 9.1% in the 2020 second quarter and six-month period, respectively. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

Segment Information
Arconic’s profit or loss measure for its reportable segments is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization). Effective in the third quarter of 2020, management refined the Company’s Segment Adjusted EBITDA measure to remove the impact of metal price lag (see footnote 2 to the Reconciliation of Total Segment Adjusted EBITDA below). This change was made to further enhance the transparency and visibility of the underlying operating performance of each segment by removing the volatility associated with metal prices. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus Stock-based compensation expense and Metal price lag. Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Also, effective July 1, 2020, the Company changed its inventory cost method to average cost for all U.S. inventories previously carried at LIFO cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented in the Company’s Consolidated Financial Statements. See Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Segment information for all prior periods presented was recast to reflect the updated measure of segment profit or loss and the change in inventory cost method.
Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Third-party sales	$1,474	$880	$2,838	$2,102
Intersegment sales	10	4	17	11
Total sales	$1,484	$884	$2,855	$2,113
Segment Adjusted EBITDA	$173	$85	$338	$250
Third-party aluminum shipments (kmt)	353	246	698	565
Third-party sales for the Rolled Products segment increased $594, or 68%, in the 2021 second quarter and $736, or 35%, in the 2021 six-month period compared to the same periods in 2020. In both comparisons, the improvement was largely the result of a net increase in volumes and higher aluminum prices, slightly offset by unfavorable product mix driven by depressed sales to the aerospace end market.
The net increase in volumes in both comparisons was largely attributable to most end markets served by this segment, including ground transportation (commercial transportation and automotive), industrial products, and packaging. Each of these end markets have experienced varying levels of partial recovery from the economic impact of the COVID-19 pandemic. Additionally, volume related to the industrial products end market was favorably impacted by a U.S. trade case, which reached a final determination in March 2021, that imposes significant duties on the import of common alloy aluminum sheet. These higher volumes were slightly offset by decreased volume in the aerospace end market due to the economic impact of the COVID-19 pandemic and lower production of the Boeing 737 MAX (six-month period). Also, the overall improvement in volume related to the ground transportation end market was slightly tempered by the semiconductor chip shortage affecting the automotive component of this market.
In the second quarter and six-month period comparisons, the higher aluminum prices were largely driven by a 61% and 41%, respectively, rise in the average LME aluminum price, a 192% and 89%, respectively, increase in the average Midwest premium (United States), and a 58% and 43%, respectively, increase in the average Shanghai Futures Exchange aluminum price (Asia).
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, Rolled Products’ sales for the 2021 second quarter and six-month period include $1 and $9, respectively, associated with this settlement.
Segment Adjusted EBITDA for this segment increased $88, or 104%, and $88, or 35%, in the 2021 second quarter and six-month period comparison, respectively, compared with the corresponding periods in 2020. In both comparisons, the improvement was principally driven by a net increase in volumes and net cost savings. These positive impacts in the six-month period comparison were somewhat offset by unfavorable product mix driven by depressed sales to the aerospace end market. In both comparisons, net cost savings were principally the result of the absence of below normal absorption of fixed costs that occurred in the 2020 periods driven by significantly lower production levels as a result of the COVID-19 pandemic, partially offset by higher costs for labor (see Labor costs under Results of Operations above) and direct materials, including transportation and alloying materials.
Building and Construction Systems

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Third-party sales	$257	$230	$493	$486
Segment Adjusted EBITDA	$35	$37	$63	$67
Third-party sales for the Building and Construction Systems segment increased $27, or 12%, in the 2021 second quarter and $7, or 1%, in the 2021 six-month period compared to the same periods in 2020. In the second quarter comparison, the improvement was mostly attributable to higher volumes due to increased demand in Europe and favorable foreign currency movements due to a stronger euro. The increase in the six-month period comparison was mainly due to favorable foreign currency movements due to a stronger euro, partially offset by lower volumes due to decreased demand in North America as a result of the economic impact of the COVID-19 pandemic.
Segment Adjusted EBITDA for this segment decreased $2, or 5%, and $4, or 6%, in the 2021 second quarter and six-month period, respectively, compared with the corresponding periods in 2020. In both comparisons, the decline was primarily related to higher costs for direct materials, including metal, and labor (see Labor costs under Results of Operations above), mostly offset (second quarter) and somewhat offset (six-month period) by the absence of below normal absorption of fixed costs that occurred in the 2020 periods driven by significantly lower production levels as a result of the COVID-19 pandemic. The decrease in the six-month period comparison was also negatively impacted by lower volumes due to decreased demand in North America as a result of the economic impact of the COVID-19 pandemic.
Extrusions

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Third-party sales	$70	$81	$145	$214
Segment Adjusted EBITDA	$(8)	$(14)	$(12)	$(6)
Third-party aluminum shipments (kmt)	8	8	17	22
In the 2021 first quarter, management approved the idling of the casthouse at the Lafayette (Indiana) plant. Additionally, in the 2021 second quarter, management approved the idling of the operations at the Chandler (Arizona) plant. These actions were deemed necessary to address the ongoing depressed demand related to the aerospace end market and identified operational inefficiencies in the Extrusions portfolio. The Lafayette casthouse action will occur in multiple phases and is expected to be completed by mid-2022. Ultimately, the casthouse function will be outsourced to third-party vendors. The Chandler action is expected to be completed in the 2021 third quarter. The commercial operations related to Chandler are in the process of being integrated into Lafayette for the foreseeable future. In the 2021 second quarter, the Company incurred certain charges related to these decisions such as inventory write-downs, severance costs, and customer qualification costs. These items were not material, individually or in the aggregate, and were reported in Corporate (i.e., not included in Extrusion’s Segment Adjusted EBITDA).
Third-party sales for the Extrusions segment decreased $11, or 14%, in the 2021 second quarter and $69, or 32%, in the 2021 six-month period compared to the same periods in 2020. In both comparisons, the decline was principally the result of a net decrease in volumes, somewhat offset (second quarter) and slightly offset (six-month period) by higher aluminum prices. The decrease in the six-month period comparison was also negatively impacted by the absence of sales ($8) related to the divestiture of an extrusions plant in South Korea (March 2020). The net decrease in volumes in both comparisons was primarily due to a decline in the aerospace end market, driven by the economic impact of the COVID-19 pandemic, somewhat offset (second quarter) and slightly offset (six-month period) by improvement in the ground transportation and industrial products end markets.

Segment Adjusted EBITDA for this segment increased $6 and decreased $6 in the 2021 second quarter and six-month period, respectively, compared with the corresponding periods in 2020. In the second quarter comparison, the improvement was mainly attributable to the absence of costs ($12) related to both inventory write-downs and customer settlements, partially offset by lower volumes related to the aerospace end market and higher labor costs (see Labor costs under Results of Operations above). The decline in the six-month period comparison was largely driven by lower volumes related to the aerospace end market and higher labor costs (see Labor costs under Results of Operations above), partially offset by the absence of costs ($12) related to both inventory write-downs and customer settlements.
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Arconic Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$200	$108	$389	$311
Unallocated amounts:
Corporate expenses(1)	(10)	(7)	(19)	(9)
Stock-based compensation expense	(5)	(5)	(7)	(12)
Metal price lag(2)	(11)	(10)	(6)	(14)
Provision for depreciation and amortization	(62)	(68)	(125)	(128)
Restructuring and other charges(3)	(597)	(77)	(598)	(58)
Other(4)	(10)	(13)	(16)	(28)
Operating (loss) income	(495)	(72)	(382)	62
Interest expense	(25)	(40)	(48)	(75)
Other expenses, net	(15)	(16)	(37)	(42)
Benefit for income taxes	108	32	92	5
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net loss attributable to Arconic Corporation	$(427)	$(96)	$(375)	$(50)
\
__________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amount presented for the 2020 six-month period includes an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see Cost Allocations under The Separation above).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $568 in the 2021 second quarter and six-month period and $55 in the 2020 second quarter and six-month period. See Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
In preparing the Statement of Consolidated Cash Flows for the nine months ended September 30, 2020, management identified a misclassification related to the non-cash portion of properties, plants, and equipment additions. This non-cash portion is the result of the timing difference that exists between when the Company records such additions as assets on its Consolidated Balance Sheet and when such additions have been paid in cash. As a result, the amount of (Decrease) in accounts payable, trade previously reported in Cash used for operations for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was overstated by $35 and $43, respectively, and the amount of Capital expenditures previously reported in Cash provided from investing activities for each of the three months ended March 31, 2020 and the six months ended June 30, 2020 was understated by $35 and $43, respectively. Accordingly, the amounts for (Decrease) in accounts payable, trade and Capital expenditures on the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2020 were revised.
Operating Activities
Cash used for operations was $461 in the 2021 six-month period compared with $222 in the 2020 six-month period.
In the 2021 six-month period, cash used for operations was comprised of pension contributions of $453 (see below), an unfavorable change in working capital of $311, a net loss of $375, and a positive add-back for non-cash transactions in earnings of $673. The impact in working capital was partially driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
The minimum required contributions to Arconic’s funded defined benefit pension plans in 2021 is estimated to be $192, of which $183 is for U.S. plans. In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17.
In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract (see U.S. Pension Plan Annuitization in Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Activity in Financing Activities below).
Also in April 2021, the Company received $9 as one of two installments related to a settlement agreement reached with a customer in March 2021. See Sales under Results of Operations above for additional information.
In the 2020 six-month period, cash used for operations was comprised of an unfavorable change in working capital of $466 (see below), a net loss of $50, pension contributions of $44, a positive add-back for non-cash transactions in earnings of $310, and a favorable change in noncurrent assets and liabilities of $28.
Cash used for operations for the 2020 six-month period includes an unfavorable adjustment of $184 related to the change in the Company’s customer and other receivables balances as of June 30, 2020 ($681) and December 31, 2019 ($520). The unfavorable adjustment (i.e., increase in receivables) was derived by calculating the difference in the receivables balances as of June 30, 2020 and December 31, 2019 after excluding the effects of divestitures and foreign currency translation. The $184 was negatively impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program and were considered to be effectively and immediately settled for cash. As of December 31, 2019, the amount of Arconic’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. As a result, the Company’s customer receivables balance as of December 31, 2019 reflects the settlement of the $281 even though the third-party customers had not yet paid their obligations to ParentCo, as Arconic no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in 2019, the Company’s customer receivables balance as of December 31, 2019 would have been higher by $281. Further, these outstanding receivables would have been collected by the Arconic Corporation Businesses from the third-party customers in the 2020 six-month period. Accordingly, the previously mentioned unfavorable change in working capital of $466 would have been lower by $281. See Cash Management in Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $288 in the 2021 six-month period compared with $731 in the 2020 six-month period. The source of cash in the 2021 six-month period reflects $314 in net proceeds from the issuance of new indebtedness (see 2021 Activity below) and $9 for the repurchase of 246,011 shares of the Company’s common stock (see Share Repurchase Program below). In the 2020 six-month period, the source of cash was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see 2020 Activity below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see 2020 Activity below) and a $728 payment to ParentCo in connection with the Separation (see The Separation above).
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125%

Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes will be paid semi-annually in February and August, commencing August 15, 2021.
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
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. The Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 aggregate principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). Arconic received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, the Company entered into a five-year credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (the available balance as of June 30, 2021 was $785 – see ABL Credit Agreement in Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing Arconic to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
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
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, Arconic paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within Interest expense on Arconic’s Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2021 second quarter, Arconic repurchased 246,011 shares of the Company’s common stock for $9 under this program. See Part II Item 2 in this Form 10-Q for additional information.
Investing Activities
Cash used for investing activities was $74 in the 2021 six-month period compared with cash provided from investing activities of $15 in the 2020 six-month period. The use of cash in the 2021 six-month period was due to $72 in capital expenditures, the majority of which was attributable to sustaining spend at the U.S. rolling mills. In the 2020 six-month period, the source of cash was due to $102 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil, mostly offset by capital expenditures of $87.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
April 1 - April 30, 2021	—	$—	—	$—
May 1 - May 31, 2021	121,541	$34.77	121,541	$295,000,000
June 1 - June 30, 2021	124,470	$34.59	124,470	$291,000,000
Total for quarter ended June 30, 2021	246,011		246,011
________________

*     On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 million over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof.

Item 5. Other Information
At the Annual Meeting of Shareholders held on May 20, 2021, Arconic’s shareholders voted, as recommended by the Board of Directors and on a non-binding advisory basis, in favor of Arconic submitting an advisory vote on the compensation of its named executive officers to the shareholders on an annual basis. In light of the recommendation and the result of the non-binding advisory vote, Arconic has decided to include a non-binding advisory vote on executive compensation in its proxy materials every year until the next required advisory vote on the frequency of votes on executive compensation.

Item 6. Exhibits.

10.1
Commitment Agreement, dated April 21, 2021, by and among Arconic Corporation, Massachusetts Mutual Life Insurance Company and State Street Global Advisors Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021)

10.2	Amended and Restated Arconic Corporation 2020 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2021)
10.3	Amended and Restated Arconic Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on April 20, 2021)
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Corporation

August 3, 2021	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 3, 2021	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)