Form 10-Q
period 2021-09-30
Arconic Corp
filed 2021-11-02
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 1, 2021, there were 106,487,406 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to the condition of, or trends or developments in, the ground transportation, aerospace, building and construction, industrial, packaging and other end markets; Arconic’s future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic’s strategies, outlook, business and financial prospects; share repurchases; costs associated with pension and other postretirement benefit plans; projected sources of cash flow; potential legal liability; the potential impact of inflationary price pressures; the potential impact of the COVID-19 pandemic; the timing and levels of potential recovery from the COVID-19 pandemic within our end markets; and the impact of actions to mitigate the impact of the COVID-19 pandemic. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic’s control. Such risks and uncertainties include, but are not limited to:
•continuing uncertainty regarding the duration and impact of the COVID-19 pandemic on our business and the businesses of our customers and suppliers, including labor shortages and increased quarantine rates;
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
•the impact of pricing volatility in raw materials and inflationary pressures on our costs of production;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (C and D)	$1,890	$1,415	$5,366	$4,213
Cost of goods sold (exclusive of expenses below)	1,676	1,218	4,674	3,614
Selling, general administrative, and other expenses	63	59	183	194
Research and development expenses	8	8	25	27
Provision for depreciation and amortization	61	63	186	191
Restructuring and other charges (E)	14	3	612	61
Operating income (loss)	68	64	(314)	126
Interest expense (N)	26	22	74	97
Other expenses, net (F)	15	27	52	69
Income (Loss) before income taxes	27	15	(440)	(40)
Provision (Benefit) for income taxes (H)	11	10	(81)	5
Net income (loss)	16	5	(359)	(45)
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Arconic Corporation	$16	$5	$(359)	$(45)

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$0.15	$0.05	$(3.28)	$(0.41)
Diluted	$0.15	$0.05	$(3.28)	$(0.41)
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Third quarter ended September 30,	2021	2020	2021	2020	2021	2020
Net income	$16	$5	$—	$—	$16	$5
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	45	31	—	—	45	31
Foreign currency translation adjustments	(11)	37	—	—	(11)	37
Net change in unrecognized losses on cash flow hedges	(13)	12	—	—	(13)	12
Total Other comprehensive income, net of tax	21	80	—	—	21	80
Comprehensive income	$37	$85	$—	$—	$37	$85

	Arconic Corporation		Noncontrolling interest		Total
Nine months ended September 30,	2021	2020	2021	2020	2021	2020
Net loss	$(359)	$(45)	$—	$—	$(359)	$(45)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	637	92	—	—	637	92
Foreign currency translation adjustments	(5)	42	—	—	(5)	42
Net change in unrecognized losses on cash flow hedges	(49)	5	—	—	(49)	5
Total Other comprehensive income, net of tax	583	139	—	—	583	139
Comprehensive income	$224	$94	$—	$—	$224	$94

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$349	$787
Receivables from customers, less allowances of $1 in both 2021 and 2020	876	631
Other receivables	198	128
Inventories (L)	1,525	1,043
Prepaid expenses and other current assets	61	53
Total current assets	3,009	2,642
Properties, plants, and equipment	7,452	7,409
Less: accumulated depreciation and amortization	4,836	4,697
Properties, plants, and equipment, net	2,616	2,712
Goodwill	388	390
Operating lease right-of-use assets (M)	130	144
Deferred income taxes	258	329
Other noncurrent assets	95	97
Total assets	$6,496	$6,314
Liabilities
Current liabilities:
Accounts payable, trade	$1,489	$1,106
Accrued compensation and retirement costs	129	118
Taxes, including income taxes	42	33
Environmental remediation (P)	56	90
Operating lease liabilities (M)	35	36
Other current liabilities	163	90
Total current liabilities	1,914	1,473
Long-term debt (N)	1,593	1,278
Accrued pension benefits (G)	731	1,343
Accrued other postretirement benefits	424	479
Environmental remediation (P)	47	66
Operating lease liabilities (M)	98	111
Deferred income taxes	14	15
Other noncurrent liabilities and deferred credits	97	102
Total liabilities	4,918	4,867
Contingencies and commitments (P)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,361	3,348
Accumulated deficit	(514)	(155)
Treasury stock (J)	(106)	—
Accumulated other comprehensive loss (K)	(1,178)	(1,761)
Total Arconic Corporation stockholders’ equity	1,564	1,433
Noncontrolling interest	14	14
Total equity	1,578	1,447
Total liabilities and equity	$6,496	$6,314

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2021	2020
Operating Activities
Net loss	$(359)	$(45)
Adjustments to reconcile net loss to cash (used for) provided from operations:
Depreciation and amortization	186	191
Deferred income taxes	(111)	28
Restructuring and other charges (E)	612	61
Net periodic pension benefit cost (G)	55	61
Stock-based compensation	15	18
Amortization of debt issuance costs (N)	—	23
Other	21	(2)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(307)	(250)
(Increase) Decrease in inventories	(488)	197
(Increase) in prepaid expenses and other current assets	(7)	(24)
Increase (Decrease) in accounts payable, trade	388	(165)
(Decrease) in accrued expenses	(55)	(153)
Increase in taxes, including income taxes	15	75
Pension contributions (G)	(456)	(44)
(Increase) Decrease in noncurrent assets	(5)	28
(Decrease) Increase in noncurrent liabilities	(7)	19
Cash (used for) provided from operations	(503)	18
Financing Activities
Net transfers from former parent company	—	216
Separation payment to former parent company (A)	—	(728)
Additions to debt (original maturities greater than three months) (N)	319	2,400
Debt issuance costs (N)	(5)	(57)
Payments on debt (original maturities greater than three months) (N)	—	(1,100)
Repurchases of common stock (J)	(106)	—
Other	(18)	4
Cash provided from financing activities	190	735
Investing Activities
Capital expenditures	(123)	(126)
Proceeds from the sale of assets and businesses (O)	(2)	102
Cash used for investing activities	(125)	(24)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	1
Net change in cash and cash equivalents and restricted cash	(438)	730
Cash and cash equivalents and restricted cash at beginning of year	787	72
Cash and cash equivalents and restricted cash at end of period	$349	$802

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions)

	Parent Company net investment	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive (loss) income	Noncontrolling interest	Total equity

Balance at June 30, 2020	$—	$1	$3,318	$(96)	$—	$(1,848)	$14	$1,389
Net income	—	—	—	5	—	—	—	5
Other comprehensive income (K)	—	—	—	—	—	80	—	80
Separation-related adjustments	—	—	8	—	—	—	—	8
Stock-based compensation	—	—	6	—	—	—	—	6
Balance at September 30, 2020	$—	$1	$3,332	$(91)	$—	$(1,768)	$14	$1,488

Balance at June 30, 2021	$—	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628
Net income	—	—	—	16	—	—	—	16
Other comprehensive income (K)	—	—	—	—	—	21	—	21
Repurchases of common stock (J)	—	—	—	—	(97)	—	—	(97)
Stock-based compensation	—	—	8	—	—	—	—	8
Other	—	—	2	—	—	—	—	2
Balance at September 30, 2021	$—	$1	$3,361	$(514)	$(106)	$(1,178)	$14	$1,578

Balance at December 31, 2019	$2,664	$—	$—	$—	$—	$295	$14	$2,973
Net income (loss)	46	—	—	(91)	—	—	—	(45)
Other comprehensive income (K)	—	—	—	—	—	139	—	139
Establishment of additional defined benefit plans	349	—	—	—	—	(1,752)	—	(1,403)
Change in ParentCo contribution	217	—	—	—	—	—	—	217
Separation payment to former parent company (A)	(728)	—	—	—	—	—	—	(728)
Separation-related adjustments	(2,548)	—	3,322	—	—	(450)	—	324
Issuance of common stock	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	11	—	—	—	—	11
Balance at September 30, 2020	$—	$1	$3,332	$(91)	$—	$(1,768)	$14	$1,488

Balance at December 31, 2020	$—	$1	$3,348	$(155)	$—	$(1,761)	$14	$1,447
Net loss	—	—	—	(359)	—	—	—	(359)
Other comprehensive income (K)	—	—	—	—	—	583	—	583
Repurchases of common stock (J)	—	—	—	—	(106)	—	—	(106)
Stock-based compensation	—	—	15	—	—	—	—	15
Other	—	—	(2)	—	—	—	—	(2)
Balance at September 30, 2021	$—	$1	$3,361	$(514)	$(106)	$(1,178)	$14	$1,578

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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 nine-month period for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
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

The following table reflects the allocations described above:

Nine months ended September 30,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges (E)	2
Interest expense	28
Other (income), net (F)	(5)
_____________________
*    In the 2020 nine-month period, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
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
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of September 30, 2021, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations, as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$681	$—	$25	$706
Building and Construction	70	257	—	327
Packaging	325	—	—	325
Aerospace	134	—	28	162
Industrial Products and Other	349	—	21	370
Total end-market revenue	$1,559	$257	$74	$1,890
2020
Ground Transportation	$493	$—	$25	$518
Building and Construction	42	241	—	283
Packaging	198	—	—	198
Aerospace	107	—	44	151
Industrial Products and Other	252	—	13	265
Total end-market revenue	$1,092	$241	$82	$1,415

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$1,928	$—	$74	$2,002
Building and Construction	172	750	—	922
Packaging	820	—	—	820
Aerospace	367	—	84	451
Industrial Products and Other	1,110	—	61	1,171
Total end-market revenue	$4,397	$750	$219	$5,366
2020
Ground Transportation	$1,242	$—	$62	$1,304
Building and Construction	110	727	—	837
Packaging	571	—	—	571
Aerospace	505	—	183	688
Industrial Products and Other	766	—	51	817
Total end-market revenue	$3,194	$727	$296	$4,217

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
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$1,559	$257	$74	$1,890
Intersegment sales	9	—	1	10
Total sales	$1,568	$257	$75	$1,900
Segment Adjusted EBITDA	$155	$34	$(7)	$182
Provision for depreciation and amortization	$48	$4	$6	$58
2020
Sales:
Third-party sales	$1,092	$241	$82	$1,415
Intersegment sales	3	—	1	4
Total sales	$1,095	$241	$83	$1,419
Segment Adjusted EBITDA	$138	$40	$(6)	$172
Provision for depreciation and amortization	$48	$5	$6	$59

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$4,397	$750	$219	$5,366
Intersegment sales	26	—	1	27
Total sales	$4,423	$750	$220	$5,393
Segment Adjusted EBITDA	$493	$97	$(19)	$571
Provision for depreciation and amortization	$145	$13	$17	$175
2020
Sales:
Third-party sales	$3,194	$727	$296	$4,217
Intersegment sales	14	—	1	15
Total sales	$3,208	$727	$297	$4,232
Segment Adjusted EBITDA	$388	$107	$(12)	$483
Provision for depreciation and amortization	$147	$14	$18	$179

The following table reconciles total Segment Adjusted EBITDA to consolidated net income (loss) attributable to Arconic Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$182	$172	$571	$483
Unallocated amounts:
Corporate expenses(1)	(7)	(6)	(26)	(15)
Stock-based compensation expense	(8)	(6)	(15)	(18)
Metal price lag(2)	(21)	(16)	(27)	(30)
Provision for depreciation and amortization	(61)	(63)	(186)	(191)
Restructuring and other charges(3) (E)	(14)	(3)	(612)	(61)
Other(4)	(3)	(14)	(19)	(42)
Operating income (loss)	68	64	(314)	126
Interest expense	(26)	(22)	(74)	(97)
Other expenses, net (F)	(15)	(27)	(52)	(69)
(Provision) Benefit for income taxes (H)	(11)	(10)	81	(5)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net income (loss) attributable to Arconic Corporation	$16	$5	$(359)	$(45)
________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amount presented for the 2020 nine-month period includes an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see Cost Allocations in Note A).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $5 and $573 in the 2021 third quarter and nine-month period, respectively, and $3 and $58 in the 2020 third quarter and nine-month period, respectively (see Note G).
(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

E.    Restructuring and Other Charges
In the 2021 third quarter Arconic recorded Restructuring and other charges of $14, which were comprised of the following components: a $5 charge for the settlement of certain employee retirement benefits (see Note G); a $3 charge related to several legal matters, including the assumption of a related environmental remediation obligation (see Environmental Matters in Note P); a $3 charge related to idling certain operations in the Extrusions segment; a $3 charge for the settlement of legacy tax matters related to Brazil; a $1 charge for other items; and a $1 credit for the reversal of reserves established in prior periods.
In the 2021 nine-month period, Arconic recorded Restructuring and other charges of $612, which were comprised of the following components: a $573 charge for the settlement of certain employee retirement benefits (see Note G); a $34 charge for the impairment of several buildings and equipment due to management's decision to abandon these assets located at the Company’s primary research and development facility; a $6 charge related to idling certain operations in the Extrusions segment, including layoff costs associated with approximately 115 employees; a $4 net benefit for the settlement of legacy tax matters related to Brazil; a $3 charge related to several legal matters, including the assumption of a related environmental remediation obligation (see Environmental Matters in Note P); a $3 credit for the reversal of reserves established in prior periods; a $1 additional loss on the sale of an aluminum rolling mill in Brazil (see Itapissuma in Note O); and a $2 net charge for other items.
In the 2020 third quarter Arconic recorded Restructuring and other charges of $3, which were comprised of the following components: a $3 charge for the settlement of certain employee retirement benefits (see Note G); a $2 credit for the reversal of reserves established in prior periods; a $1 charge for layoff costs associated with the separation of approximately 30 employees in the Extrusions segment in response to the impact of the COVID-19 pandemic; and a $1 charge for other items.
In the 2020 nine-month period, Arconic recorded Restructuring and other charges of $61, which were comprised of the following components: a $58 charge for the settlement of certain employee retirement benefits (see Note G); a $25 net gain related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note O); an $18 charge for layoff costs associated with the separation of approximately 440 employees across the Company in response to the impact of the COVID-19 pandemic; a $14 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter; an $11 charge for costs, of which $8 is for layoff costs associated with approximately 140 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; a $4 charge for legacy non-income tax matters related to Brazil; a $2 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $7 charge for other items. As of September 30, 2021, the total expected employee separations related to actions initiated in the 2020 nine-month period were 450. The reduction of 130 was due to employees initially identified for separation accepting other positions within the Company, natural attrition, and other events that occurred in the second half of 2020 and/or 2021 nine-month period. Accordingly, the Company reduced its estimated layoff costs associated with these actions by $8, of which $2 were reflected as reversals in the 2021 nine-month period (see above).
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rolled Products	$—	$(1)	$1	$15
Building and Construction Systems	—	—	(1)	6
Extrusions	3	1	6	(27)
Segment total	3	—	6	(6)
Corporate	11	3	606	67
	$14	$3	$612	$61
As of September 30, 2021, the employee separations associated with 2021 and 2019 restructuring programs were essentially complete and approximately 485 of the 500 (550 as of December 31, 2020) employees associated with 2020 restructuring programs were separated. The total number of employees related to the 2020 restructuring programs was previously updated to reflect employees initially identified for separation accepting other positions within the Company and natural attrition. The remaining separations for the 2020 restructuring programs are expected to be completed by the end of 2021.

In the 2021 third quarter and nine-month period, Arconic made cash payments of $1 and $2, respectively, against layoff reserves related to the 2021 restructuring programs, less than $1 and $4, respectively, against layoff reserves related to the 2020 restructuring programs, and $1 and $3, respectively, against layoff reserves related to the 2019 restructuring programs.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2019	$20	$1	$21
Separation-related adjustments(1)	2	—	2
Cash payments	(24)	(3)	(27)
Restructuring charges	23	4	27
Other(2)	(8)	(1)	(9)
Reserve balances at December 31, 2020	13	1	14
Cash payments	(9)	(2)	(11)
Restructuring charges	2	5	7
Other(2)	(3)	(1)	(4)
Reserve balances at September 30, 2021(3)	$3	$3	$6
_____________________
(1)Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(2)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(3)The remaining reserves are expected to be paid in cash during the remainder of 2021, with the exception of $2 that is expected to be paid in 2022 related to special termination benefits.

F.    Other Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Non-service costs — Pension and OPEB (G)	$13	$20	$49	$59
Foreign currency losses, net	2	5	2	13
Interest income	(1)	—	(1)	(4)
Other, net	1	2	2	1
	$15	$27	$52	$69

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pension benefits
Service cost	$5	$6	$16	$16
Interest cost	15	27	48	81
Expected return on plan assets	(24)	(42)	(84)	(127)
Recognized net actuarial loss	19	31	75	92
Amortization of prior service cost (benefit)	—	—	—	(1)
Settlements(1)	5	3	573	58
Net periodic benefit cost(2)	$20	$25	$628	$119

Other postretirement benefits
Service cost	$2	$1	$5	$3
Interest cost	3	2	8	10
Recognized net actuarial loss	2	3	7	6
Amortization of prior service benefit	(2)	(1)	(5)	(2)
Net periodic benefit cost(2)	$5	$5	$15	$17
__________________
(1)    In 2021, Settlements were due to the purchase of a group annuity contract ($549 in the 2021 nine-month period – see U.S. Pension Plan Annuitization below) and the payment of lump-sum benefits ($5 and $24 in the 2021 third quarter and nine-month period, respectively).
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
This transaction represents a significant settlement event, and, as a result, the Company was required to complete a remeasurement of these two plans (generally completed on an annual basis as of December 31, 2020), including an interim actuarial valuation of the plan obligations. Accordingly, the weighted-average discount rate used in calculating the plan obligations increased to 3.10% as of April 30, 2021 from 2.54% as of December 31, 2020. The remeasurement resulted in a combined projected benefit obligation and fair value of plan assets of $3,337 and $2,790, respectively, as of April 30, 2021. From these amounts, the group annuity transaction resulted in the settlement of $995 in plan obligations and the transfer of $1,007 in plan assets. The remeasurement of these two plans, together with the annuitization, resulted in a $152 net decrease to Accrued pension benefits and a $117 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K). Additionally, the annuitization resulted in the accelerated amortization of a portion of the existing net actuarial loss associated with these two plans in the amount of $549 ($423 after-tax). This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note K).
U.S. OPEB Plan Amendment—In August 2021, Arconic modified the medical benefit coverage offered to certain Medicare-eligible participants under the Company's U.S. other postretirement benefit plan. Effective January 1, 2022, this modification results in lower premiums and increased benefits to the participants. This change qualifies as a significant plan amendment to the Company's U.S. other postretirement benefit plan. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 2.78% at August 31, 2021 from 2.61% at December 31, 2020. The amendment, together with the remeasurement of this plan, resulted in a $34 net decrease to the Company's other postretirement benefits liability and a $26 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K) on the accompanying Consolidated Balance Sheet. The impact of this change on the Company's annual net periodic benefit cost is not material. The Company's estimated annual benefit payments will decrease by approximately $4 beginning in 2022.

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
For the 2021 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 17.1% (benefit on loss). This rate differs by 3.9 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on Global Intangible Low-Taxed Income, U.S. tax on foreign earnings, and non-deductible costs, partially offset by the state tax impact of domestic taxable losses.
For the 2020 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 11.7% (benefit on loss). This rate differs by 9.3 percentage points from the U.S. federal statutory rate of 21.0% primarily due to nondeductible costs in the U.S., U.S. tax on foreign earnings, foreign losses taxed in lower rate jurisdictions, and losses in foreign jurisdictions subject to existing valuation allowances.
The effective tax rate including discrete items was 40.7% and 18.4% in the 2021 third quarter and nine-month period, respectively, and was 66.7% and 12.5% (provision on loss) in the 2020 third quarter and nine-month period, respectively.
The following table details the components of Provision (Benefit) for income taxes:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pretax ordinary income (loss) at estimated annual effective tax rate	$5	$2	$(75)	$(5)
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	7	51	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	(48)	(2)	1
Discrete items	(1)	5	(4)	9
Provision (Benefit) for income taxes	$11	$10	$(81)	$5
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
The share information used to compute basic and diluted EPS attributable to Arconic Corporation common stockholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted-average shares outstanding – basic	108.7	109.1	109.5	109.0
Dilutive share equivalents:
Stock units	3.3	3.7	—	—
Stock options	0.1	—	—	—
Weighted-average shares outstanding – diluted	112.1	112.8	109.5	109.0

Anti-dilutive share equivalents:
Stock units	—	—	3.3	2.1
Stock options*:
In-the-money	—	—	0.1	—
Out-of-the-money	—	—	—	—
	—	—	3.4	2.1

________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of September 30, 2021 and September 30, 2020, there were 0.2 million and 0.9 million, respectively, out-of-the-money stock options outstanding with a weighted-average exercise price of $32.73 and $27.97, respectively.

J.     Preferred and Common Stock
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof. In the 2021 third quarter and nine-month period, Arconic repurchased 2,862,694 and 3,108,705 shares, respectively, of the Company's common stock for $97 and $106, respectively, under this program.

K.    Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,199)	$(1,784)	$(1,791)	$(43)
Establishment of additional defined benefit plans	—	—	—	(1,752)
Separation-related adjustments (A)	—	—	—	(50)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	34	4	178	(34)
Tax (expense) benefit	(8)	(1)	(41)	8
Total Other comprehensive income (loss) before reclassifications, net of tax	26	3	137	(26)
Amortization of net actuarial loss and prior service cost/benefit(1)	25	36	651	153
Tax expense(2)	(6)	(8)	(151)	(35)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	19	28	500	118
Total Other comprehensive income	45	31	637	92
Balance at end of period	$(1,154)	$(1,753)	$(1,154)	$(1,753)
Foreign currency translation
Balance at beginning of period	$35	$(53)	$29	$338
Separation-related adjustments (A)	—	—	—	(396)
Other comprehensive (loss) income:
Foreign currency translation(3)	(11)	37	(5)	20
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	—	—	22
Total Other comprehensive (loss) income	(11)	37	(5)	42
Balance at end of period	$24	$(16)	$24	$(16)
Cash flow hedges
Balance at beginning of period	$(35)	$(11)	$1	$—
Separation-related adjustments (A)	—	—	—	(4)
Other comprehensive (loss) income:
Net change from periodic revaluations	(66)	2	(160)	4
Tax benefit (expense)	15	(1)	37	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(51)	1	(123)	3
Net amount reclassified to earnings(4)	49	14	96	3
Tax expense(2)	(11)	(3)	(22)	(1)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(5)	38	11	74	2
Total Other comprehensive (loss) income	(13)	12	(49)	5
Balance at end of period	$(48)	$1	$(48)	$1
Accumulated other comprehensive loss	$(1,178)	$(1,768)	$(1,178)	$(1,768)
_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). In all periods presented, the respective amounts include accelerated amortization related to the settlement of certain employee retirement benefits. The accelerated amortization was $5 and $573 for the third quarter ended and nine months ended September 30, 2021, respectively, and $3 and $58 for the third quarter ended and nine months ended September 30, 2020, respectively (see Note G).
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
(4)These amounts relate to aluminum contracts, a portion of which were reported in each of Sales and Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 4.

L.    Inventories

	September 30, 2021	December 31, 2020
Finished goods	$336	$282
Work-in-process	1,029	635
Purchased raw materials	90	59
Operating supplies	70	67
	$1,525	$1,043

M.    Leases
Arconic Corporation leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $15 and $45 in the 2021 third quarter and nine-month period, respectively, and $14 and $43 in the 2020 third quarter and nine-month period, respectively.
Right-of-use assets obtained in exchange for operating lease obligations were $13 in the 2021 nine-month period and $38 in the 2020 nine-month period.
Future minimum contractual operating lease obligations were as follows:

	September 30, 2021	December 31, 2020
2021	$11	$43
2022	38	34
2023	30	26
2024	22	20
2025	17	16
Thereafter	40	41
Total lease payments	$158	$180
Less: imputed interest	25	33
Present value of lease liabilities	$133	$147

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at September 30, 2021 and December 31, 2020 was 6.2 years and 6.6 years, respectively, and 5.8% and 5.9%, respectively.

N.    Debt
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August, and commenced August 15, 2021.
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
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the

Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, Arconic paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within the year-to-date Interest expense on the accompanying Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of September 30, 2021, the available balance was $785.
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
As of September 30, 2021 and December 31, 2020, the 2028 Notes and 2025 Notes had a combined carrying value of $1,593 and $1,278, respectively, and a combined fair value of $1,691 and $1,399, respectively. The fair value amounts for the 2028 Notes and 2025 Notes were based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.

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
The Company’s remediation reserve balance was $103 and $156 (of which $56 and $90, respectively, was classified as a current liability) at September 30, 2021 and December 31, 2020, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2021 third quarter and nine-month period, the remediation reserve was reduced by $8 and $7, respectively. The change to the remediation reserve in both periods includes a reversal of an $11 liability (a credit was recorded in Cost of goods sold) previously established for the Massena West location (see below) and a charge of $2 (recorded in Restructuring and other charges – see Note E) for the assumption of a remediation obligation related to a legal settlement associated with a former operating site. Additionally, in the 2021 third quarter and nine-month period, the change to the remediation reserve includes a charge of $1 and $2, respectively, for other items, including incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites.
Payments related to remediation expenses applied against the reserve were $23 and $44 in the 2021 third quarter and nine-month period, respectively, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in the 2021 third quarter and nine-month period also reflects a decrease of $1 and $2, respectively, for other items.
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

In the 2021 third quarter, following substantial completion of remedial construction activities on the Grasse River and an assessment of anticipated remaining future costs, primarily for post-construction monitoring, the reserve was reduced by $11. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At September 30, 2021 and December 31, 2020, the reserve balance associated with this matter was $64 and $115, respectively. Approximately $40 of the remaining expenditures represent costs that are expected to be paid in the 2021 fourth quarter for construction work completed as of September 30, 2021. The other $24 in remaining expenditures, most of which relates to operations, maintenance, and monitoring work, are expected to occur between 2022 and 2026.
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
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim was scheduled for June 8, 2021 but was postponed until August 19, 2021 and again postponed until December 21, 2021. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the injunctions granted on April 6, 2020. Due to the nature of this matter, geopolitical tensions between the U.S. and Russia could have a material adverse impact on our ability to obtain a favorable outcome in this matter, as well as our operations in Russia, which represented 12% of our sales in 2020. Given the preliminary nature of this matter and the uncertainty of litigation and of efforts to resolve this matter with FAS, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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
The above-mentioned suits brought by: (1) the survivors and estates of decedents; (2) the emergency responders; and (3) the Royal Borough of Kensington and Chelsea for contributions, were heard together at a procedural hearing on July 7-8, 2021, before Senior Master Fontaine. At the hearing, the Senior Master made several directions for the future management of the Grenfell Tower litigation, including staying all suits against Arconic Corporation and its affiliates until a directions hearing to be held on the first available date after April 4, 2022. The duration of the stay is intended to allow Arconic Corporation, along with several other co-defendants to the above-mentioned litigations, to engage in preliminary discussions with the claimants' legal representatives in an attempt to reach a mutually agreeable settlement. Those discussions are ongoing.
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
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. On August 11, 2021, ParentCo filed a motion with the district court for certification of an interlocutory appeal and a stay pending appeal. The motion seeks to appeal the aspect of the court’s June 23, 2021 opinion concerning the complaint’s pleading of ParentCo’s alleged scienter. Plaintiffs filed an opposition to the motion on August 17, 2021, and

ParentCo filed a reply brief on August 24, 2021. The motion remains pending before the district court. On August 12, 2021, defendants filed an answer to the second amended complaint. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 in the 2020 nine-month period for such costs, of which $18 was allocated to Arconic. The allocated amount was included in Selling, general administrative, and other expenses on Arconic’s Statement of Consolidated Operations.
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
The following table reflects the allocations described above:

Nine months ended September 30,	2020
Cost of goods sold	$—
Selling, general administrative, and other expenses*	25
Research and development expenses	—
Provision for depreciation and amortization	1
Restructuring and other charges	2
Interest expense	28
Other (income), net	(5)
_____________________
*    In the 2020 nine-month period, amount includes an allocation of $18 for costs incurred by ParentCo associated with the Separation (see above).
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
Results of Operations
Outlook
In the 2021 third quarter and nine-month period, we experienced revenue growth across most of the end-markets that we serve, as customer demand continues to rebound from the global economic impact of the COVID-19 pandemic. Management is revising certain expectations for sales by major end market for full year 2021 compared with full year 2020, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 and in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Consistent with the expectations included in the referenced Form 10-Q and Form 10-K, the revised expectations do not include the impact of changes in aluminum prices. These expectations may change during the course of the year given the continued uncertainty in the global economy. For the ground transportation end market, we have changed our outlook and anticipate sales to increase by approximately 20% to 25% (versus prior expectation of 25% to 30%), due to ongoing challenges in the semiconductor supply chain impacting our customers (certain of our automotive customers have announced temporary suspensions of operations in 2021). For the packaging end market, we expect sales to increase by approximately 20% to 25% (versus prior expectation of 15% to 20%) in 2021 compared with 2020, as demand in Russia and China remains strong and we anticipate the acceleration of North American production in late 2021 as we ramp up production at our Tennessee facility.
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

Earnings Summary
Sales.   Sales were $1,890 in the 2021 third quarter compared to $1,415 in the 2020 third quarter and $5,366 in the 2021 nine-month period compared with $4,213 in the 2020 nine-month period. The increase of $475, or 34%, in the third quarter comparison and $1,153, or 27%, in the nine-month period comparison was principally due to higher aluminum prices and improved volumes in most end markets, particularly ground transportation, industrial products and packaging, as recovery from the COVID-19 pandemic continues. These positive impacts were slightly offset by both lower volume and unfavorable product mix due to depressed sales to the aerospace end market, the negative impact of the semiconductor chip shortage affecting the automotive component of the ground transportation market, and labor shortages at several North America operations due to COVID-19-related quarantines.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for the 2021 third quarter and nine-month period include $2 and $11, respectively, associated with this settlement.
Cost of goods sold (COGS).   COGS was $1,676, or 88.7% of Sales, in the 2021 third quarter compared to $1,218, or 86.1% of Sales, in the 2020 third quarter and $4,674, or 87.1% of Sales, in the 2021 nine-month period compared with $3,614, or 85.8% of Sales, in the 2020 nine-month period. The percentage in both periods was negatively impacted by higher aluminum prices (underlying metal price is contractually passed-through to most customers at cost) and unfavorable product mix driven by depressed sales to the aerospace end market and the impact of the semiconductor chip shortage affecting the automotive component of the ground transportation market. These negative impacts were partially offset by higher product pricing and net cost savings. Net cost savings were principally the result of the absence of below normal absorption of fixed costs that occurred in the 2020 periods driven by significantly lower production levels as a result of the COVID-19 pandemic, partially offset by higher costs for labor (see Labor costs below), energy, transportation, and alloying materials.
Selling, general administrative, and other expenses (SG&A).   SG&A was $63 in the 2021 third quarter compared to $59 in the 2020 third quarter and $183 in the 2021 nine-month period compared to $194 in the 2020 nine-month period. The increase of $4, or 7%, in the third quarter comparison was mostly caused by an increase in labor costs (see Cost of goods sold above), partially offset by lower legal fees. In the nine-month period comparison, the decrease of $11, or 6%, was largely attributable to the absence of an allocation ($18) of costs incurred for the Separation (see Cost Allocations under The Separation above) and lower stock-based employee compensation expense ($3), somewhat offset by higher labor costs (see Labor costs below). SG&A as a percentage of Sales was 3.3% in the 2021 third quarter compared to 4.2% in the 2020 third quarter and 3.4% in the 2021 nine-month period compared to 4.6% in the 2020 nine-month period.
Research and development expenses (R&D).   R&D was $8 in both the 2021 third quarter and the 2020 third quarter and $25 in the 2021 nine-month period compared to $27 in the 2020 nine-month period. The decrease of $2, or 7%, in the nine-month period comparison was primarily driven by cost reduction efforts initiated in 2020.
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
Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401(k) match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above. Additionally, by the end of 2020 and into 2021, the Company’s production facilities were operating at significantly higher levels compared to earlier in 2020. As a result, the Company experienced higher labor costs in the 2021 third quarter and nine-month period compared to the same periods in 2020.

Provision for depreciation and amortization (D&A).   D&A was $61 in the 2021 third quarter compared to $63 in the 2020 third quarter and $186 in the 2021 nine-month period compared to $191 in the 2020 nine-month period. The decrease of $2, or 3%, in the third quarter comparison was primarily due to the absence of depreciation on assets that were impaired in prior periods, including certain assets at the Company’s primary research and development facility. The decrease of $5, or 3%, in the nine-month period comparison was mainly caused by the absence of an impairment of abandoned projects and plant equipment ($6) and the absence of depreciation on assets that were impaired in prior periods, including certain assets at the Company’s primary research and development facility, somewhat offset by new depreciation for assets placed into service in the second half of 2020 related to an automotive and industrial product expansion at the Company’s Tennessee rolling facility.
Restructuring and other charges.   Restructuring and other charges were $14 and $612 in the 2021 third quarter and nine-month period, respectively, and $3 and $61 in the 2020 third quarter and nine-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information. Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $5 and $573 in the 2021 third quarter and nine-month period, respectively, and $3 and $58 in the 2020 third quarter and nine-month period, respectively. See Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $26 in the 2021 third quarter compared to $22 in the 2020 third quarter and $74 in the 2021 nine-month period compared to $97 in the 2020 nine-month period.
The increase of $4, or 18%, in the third quarter comparison was principally related to a higher amount of interest associated with a $300 debt offering completed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to this financing transaction.
In the nine-month period comparison, the decrease of $23, or 24%, was primarily due to the absence of both a $28 allocation of ParentCo's financing costs in the period prior to Separation (see Cost Allocations under The Separation above) and $19 for the write-off and immediate expensing of debt issuance costs as a result of a debt refinancing in May 2020, partially offset by a higher amount of interest associated with both a $700 debt offering executed in May 2020 and a $600 debt offering completed in February 2020 and new interest related to a $300 debt offering executed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to these financing transactions.
Other expenses, net.   Other expenses, net was $15 and $52 in the 2021 third quarter and nine-month period, respectively, and $27 and $69 in the 2020 third quarter and nine-month period, respectively. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information
Provision (Benefit) for income taxes.   The Company’s effective tax rate, including discrete items, was 40.7% (provision on income) and 18.4% (benefit on a loss) in the 2021 third quarter and nine-month period, respectively, and 66.7% (provision on income) and 12.5% (provision on a loss) in the 2020 third quarter and nine-month period, respectively. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
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
Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Third-party sales	$1,559	$1,092	$4,397	$3,194
Intersegment sales	9	3	26	14
Total sales	$1,568	$1,095	$4,423	$3,208
Segment Adjusted EBITDA	$155	$138	$493	$388
Third-party aluminum shipments (kmt)	345	304	1,043	869

Third-party sales for the Rolled Products segment increased $467, or 43%, in the 2021 third quarter and $1,203, or 38%, in the 2021 nine-month period compared to the same periods in 2020. In both comparisons, the improvement was largely the result of higher aluminum prices, a net increase in volumes, and favorable product pricing, slightly offset by unfavorable product mix driven by depressed sales to the aerospace end market.
The net increase in volumes in both comparisons was largely attributable to most end markets served by this segment, including ground transportation, industrial products, and packaging. Each of these end markets have experienced varying levels of partial recovery from the economic impact of the COVID-19 pandemic. Additionally, volume related to the industrial products end market was favorably impacted by a U.S. trade case, which reached a final determination in March 2021, that imposes significant duties on the import of common alloy aluminum sheet. These higher volumes were slightly offset by decreased volume in the aerospace end market due to the economic impact of the COVID-19 pandemic, the negative impact of the semiconductor chip shortage affecting the automotive component of the ground transportation market, and labor shortages at several U.S. operations partially due to COVID-19-related quarantines.
In the third quarter and nine-month period comparisons, the higher aluminum prices were largely driven by a 55% and 46%, respectively, rise in the average LME aluminum price and sharp increases in regional premiums, including a 158% and 114%, respectively, increase in the average Midwest premium (United States).
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, Rolled Products’ sales for the 2021 third quarter and nine-month period include $2 and $11, respectively, associated with this settlement.
Segment Adjusted EBITDA for this segment increased $17, or 12%, and $105, or 27%, in the 2021 third quarter and nine-month period comparison, respectively, compared with the corresponding periods in 2020. In both comparisons, the improvement was principally driven by a net increase in volumes, favorable product pricing, and net cost savings. These positive impacts were somewhat offset by unfavorable product mix driven by depressed sales to the aerospace end market. In both comparisons, net cost savings were principally the result of the absence of below normal absorption of fixed costs that occurred in the 2020 periods driven by significantly lower production levels as a result of the COVID-19 pandemic, as well as operational productivity. These net cost savings were partially offset by higher costs for labor (see Labor costs under Results of Operations above) and direct materials, including transportation and alloying materials.
Building and Construction Systems

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Third-party sales	$257	$241	$750	$727
Segment Adjusted EBITDA	$34	$40	$97	$107
Third-party sales for the Building and Construction Systems segment increased $16, or 7%, in the 2021 third quarter and $23, or 3%, in the 2021 nine-month period compared to the same periods in 2020. The improvement in both comparisons was mostly attributable to higher product pricing, partially offset by lower volumes due to decreased demand caused by supply chain disruptions and labor shortages in North America. Favorable foreign currency movements due to a stronger euro also contributed to the increase in the nine-month period comparison.
Segment Adjusted EBITDA for this segment decreased $6, or 15%, and $10, or 9%, in the 2021 third quarter and nine-month period, respectively, compared with the corresponding periods in 2020. In both comparisons, the decline was primarily related to higher costs for direct materials, including aluminum and labor (see Labor costs under Results of Operations above), and lower volumes, somewhat offset by higher product pricing.

Extrusions

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Third-party sales	$74	$82	$219	$296
Segment Adjusted EBITDA	$(7)	$(6)	$(19)	$(12)
Third-party aluminum shipments (kmt)	9	9	26	31
In the 2021 first quarter, management approved the idling of the casthouse at the Lafayette (Indiana) plant. Additionally, in the 2021 second quarter, management approved the idling of the operations at the Chandler (Arizona) plant. These actions were deemed necessary to address the ongoing depressed demand related to the aerospace end market and identified operational inefficiencies in the Extrusions portfolio. The Lafayette casthouse action will occur in multiple phases and is expected to be completed by mid-2022. Ultimately, the casthouse function will be outsourced to third-party vendors. The Chandler action was completed in the 2021 third quarter. The commercial operations related to Chandler are in the process of being integrated into Lafayette for the foreseeable future. The Company incurred certain charges related to these decisions such as inventory write-downs, severance costs, customer qualification costs, and other exit costs in the 2021 second and third quarters. These items were not material, individually or in the aggregate, and were reported in Corporate (i.e., not included in Extrusion’s Segment Adjusted EBITDA).
Third-party sales for the Extrusions segment decreased $8, or 10%, in the 2021 third quarter and $77, or 26%, in the 2021 nine-month period compared to the same periods in 2020. In both comparisons, the decline was principally the result of a net decrease in volumes, somewhat offset (third quarter) and slightly offset (nine-month period) by higher aluminum prices. The decrease in the nine-month period comparison was also negatively impacted by the absence of sales ($8) related to the divestiture of an extrusions plant in South Korea (March 2020). The net decrease in volumes in both comparisons was primarily due to a decline in the aerospace end market, driven by the economic impact of the COVID-19 pandemic, somewhat offset (third quarter) and slightly offset (nine-month period) by improvement in the ground transportation and industrial products end markets.
Segment Adjusted EBITDA for this segment decreased $1 and $7 in the 2021 third quarter and nine-month period, respectively, compared with the corresponding periods in 2020. In the third quarter comparison, the decrease was mainly attributable to lower volumes related to the aerospace end market and higher costs for direct materials and labor (see Labor costs under Results of Operations above). The decline in the nine-month period comparison was largely driven by lower volumes related to the aerospace end market and higher costs for direct materials and labor (see Labor costs under Results of Operations above), partially offset by the absence of costs ($12) related to both inventory write-downs and customer settlements.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Arconic Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$182	$172	$571	$483
Unallocated amounts:
Corporate expenses(1)	(7)	(6)	(26)	(15)
Stock-based compensation expense	(8)	(6)	(15)	(18)
Metal price lag(2)	(21)	(16)	(27)	(30)
Provision for depreciation and amortization	(61)	(63)	(186)	(191)
Restructuring and other charges(3)	(14)	(3)	(612)	(61)
Other(4)	(3)	(14)	(19)	(42)
Operating income (loss)	68	64	(314)	126
Interest expense	(26)	(22)	(74)	(97)
Other expenses, net	(15)	(27)	(52)	(69)
(Provision) Benefit for income taxes	(11)	(10)	81	(5)
Net income attributable to noncontrolling interest	—	—	—	—
Consolidated net income (loss) attributable to Arconic Corporation	$16	$5	$(359)	$(45)
\
__________________
(1)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amount presented for the 2020 nine-month period includes an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see Cost Allocations under The Separation above).
(2)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(3)Restructuring and other charges includes a charge for the settlement of certain employee retirement benefits of $5 and $573 in the 2021 third quarter and nine-month period, respectively, and $3 and $58 in the 2020 third quarter and nine-month period, respectively. See Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating Activities
Cash used for operations was $503 in the 2021 nine-month period compared with cash provided from operations of $18 in the 2020 nine-month period.
In the 2021 nine-month period, cash used for operations was comprised mostly of pension contributions of $456 (see below), an unfavorable change in working capital of $454, and a net loss of $359, partially offset by a positive add-back for non-cash transactions in earnings of $778. The impact in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
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
Cash provided from operations for the 2020 nine-month period includes an unfavorable adjustment of $250 related to the change in the Company’s customer and other receivables balances as of September 30, 2020 ($758) and December 31, 2019 ($520). The unfavorable adjustment (i.e., increase in receivables) was derived by calculating the difference in the receivables balances as of September 30, 2020 and December 31, 2019 after excluding the effects of divestitures and foreign currency translation. The $250 was negatively impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program and were considered to be effectively and immediately settled for cash. As of December 31, 2019, the amount of Arconic’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. As a result, the Company’s customer receivables balance as of December 31, 2019 reflects the settlement of the $281 even though the third-party customers had not yet paid their obligations to ParentCo, as Arconic no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in 2019, the Company’s customer receivables balance as of December 31, 2019 would have been higher by $281. Further, these outstanding receivables would have been collected by the Arconic Corporation Businesses from the third-party customers in the 2020 nine-month period. Accordingly, the previously mentioned unfavorable change in working capital of $320 would have been lower by $281. See Cash Management in Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash provided from financing activities was $190 in the 2021 nine-month period compared with $735 in the 2020 nine-month period. The source of cash in the 2021 nine-month period was mostly due to $314 in net proceeds from the issuance of new indebtedness (see 2021 Activity below), somewhat offset by $106 for the repurchase of 3,108,705 shares of the Company’s common stock (see Share Repurchase Program below). In the 2020 nine-month period, the source of cash was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see 2020 Activity below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see 2020 Activity below) and a $728 payment to ParentCo in connection with the Separation (see The Separation above).
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August, and commenced August 15, 2021.
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
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. The Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 aggregate principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). Arconic received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, the Company entered into a five-year credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (the available balance as of September 30, 2021 was $785 – see ABL Credit Agreement in Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing Arconic to request one or more increases to the revolving commitments in an aggregate principal amount up to $350.
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
In connection with the issuance of the 2028 Notes and the execution of the Credit Agreement, the Company paid $42 in discounts to the initial purchasers and/or upfront fees and costs (the “debt issuance costs”), of which $30 was attributable to the Term Loan and the Credit Facility. The debt issuance costs were initially deferred and were being amortized to interest expense over the respective terms of the 2028 Notes, the Term Loan, and the Credit Facility. In connection with the issuance of the 2025 Notes and the execution of the ABL Credit Agreement, Arconic paid $15 in discounts to the initial purchasers and/or upfront fees and costs (the “new debt issuance costs”). As a result of applying both debt modification and debt extinguishment accounting, as appropriate based on the lender mix for each debt instrument, to the debt refinancing, the Company was required to write off $16 of the $30 in debt issuance costs and immediately expense $3 of the $15 in new debt issuance costs. This $19 was reported within the year-to-date Interest expense on Arconic’s Statement of Consolidated Operations. The remaining $14 in debt issuance costs continued to be deferred and the remaining $12 in new debt issuance costs were deferred; both are being amortized to interest expense over the respective terms of the 2025 Notes and the ABL Credit Agreement.
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2021 third quarter and nine-month period, Arconic repurchased 2,862,694 and 3,108,705 shares, respectively, of the Company's common stock for $97 and $106, respectively, under this program. See Part II Item 2 in this Form 10-Q for additional information.

Investing Activities
Cash used for investing activities was $125 in the 2021 nine-month period compared with $24 in the 2020 nine-month period. The use of cash in the 2021 nine-month period was due to $123 in capital expenditures, more than half of which was attributable to sustaining spend at the U.S. rolling mills. In the 2020 nine-month period, the use of cash was due to $126 in capital expenditures, mostly offset by $102 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
July 1 - July 31, 2021	563,603	$33.41	563,603	$272,000,000
August 1 - August 31, 2021	1,293,844	$34.34	1,293,844	$228,000,000
September 1 - September 30, 2021	1,005,247	$34.27	1,005,247	$194,000,000
Total for quarter ended September 30, 2021	2,862,694		2,862,694
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

Item 6. Exhibits.

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

Arconic Corporation

November 2, 2021	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

November 2, 2021	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)