Form 10-K
period 2021-12-31
Arconic Corp
filed 2022-02-22
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.9 billion. As of February 17, 2022, there were 105,024,907 shares of common stock, par value $0.01 per share, of the registrant outstanding.
Documents incorporated by reference.
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (2022 Proxy Statement).

Forward-Looking Statements
This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic Corporation’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to the condition of, or trends or developments in, the aerospace, ground transportation, building and construction, industrial, packaging and other end markets; Arconic Corporation's future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic Corporation’s strategies, outlook, business and financial prospects; share repurchases; costs associated with pension and other postretirement benefit plans; projected sources of cash flow; potential legal liability; the impact of inflationary price pressures; the impact of the COVID-19 pandemic; and the timing and levels of potential recovery from the COVID-19 pandemic within our end markets. These statements reflect beliefs and assumptions that are based on Arconic Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic Corporation believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic Corporation’s control.
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
Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “Arconic,” or the “Company” refer to Arconic Corporation and its subsidiaries. The term "ParentCo" refers to Arconic Inc. prior to our separation from Arconic Inc. on April 1, 2020, and "Howmet" refers to "Howmet Aerospace Inc.", the name of ParentCo following the separation on April 1, 2020. See Part I. Item 1. "Business—Overview—The Separation Transaction."

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

Business Risks – Global Pandemic and Economic Conditions

•Our business, results of operations, financial condition, liquidity and cash flows have been, and are expected to continue to be, materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19.
•The markets for our products are cyclical and are influenced by a number of factors, including global economic conditions.
•We are exposed to economic factors, including inflation, fluctuations in aluminum prices, foreign currency exchange rates and interest rates, and currency controls in the countries in which we operate.
•Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including deteriorating relations between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our ability to successfully resolve the current regulatory proceedings involving our Samara facility or our other global operations.
•The United Kingdom’s withdrawal from the European Union could adversely affect us.
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

Risks Related to Employee and Labor Matters

•Labor disputes and difficulties retaining or hiring trained employees could adversely affect our business, financial condition or results of operations.
•A failure to attract, retain or provide adequate succession plans for key personnel could adversely affect our operations and competitiveness.

Risks Related to Legal Proceedings and Government Regulations

•Our Samara, Russia facility is subject to restrictions imposed by regulatory authorities, which may impact our financial condition, results of operations or cash flows.
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

PART I

Item 1. Business.
Overview
Arconic Corporation ("Arconic" or the "Company") is a global leader in manufacturing aluminum sheet, plate, extrusions and architectural products and systems, serving primarily the ground transportation, aerospace, building and construction, industrial, and packaging end markets. We maintain a leadership position in our targeted markets through our global footprint of 21 primary manufacturing facilities, as well as various sales and service facilities, located across North America, Europe, the United Kingdom, Russia and China.
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
Impact of the COVID-19 Pandemic On Our Business
For a discussion of the impact of the COVID-19 pandemic on our business, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the caption "COVID-19 Pandemic."
Legal Proceedings Involving our Samara Facility
For a discussion of legal proceedings involving our facility in Samara, Russia and the potential impact on our business, see “—Government Regulations,” Item 1A. Risk Factors. “Risks Related to Legal Proceedings and Government Regulations,” Part I. Item 2. Properties, Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legal Proceedings Involving our Samara Facility,” and “—Liquidity and Capital Resources” and Note T to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation."
Description of the Business
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

Our Rolled Products segment produces a range of aluminum sheet and plate products for the following markets:
Ground Transportation — provides specialty aluminum sheet and plate products, including auto body sheet, structural reinforcement, proprietary heat exchanger products like multilayer brazing sheet, trailer and cab structures, vehicle components, mold plate for wheels, and sheet for fuel tanks.
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
Packaging — serves the packaging market in Europe and Asia through regional facilities located in Russia and China. The Company’s non-compete with Alcoa Corporation expired on October 31, 2020 and the Company has initiated a re-entry into the packaging market in North America, with efforts underway to increase can sheet capacity at select facilities and, in 2021, significant progress was made in qualification runs to support production ramp up. We expect the North American packaging market to contribute significantly to our results on an increased rate throughout 2022.
Competitive Conditions
Our Rolled Products segment is one of the leaders in many of the aluminum flat rolled markets in which it participates, including the ground transportation, aerospace, industrial, building and construction, and packaging markets. While Rolled Products participates in markets where we believe we have a significant competitive advantage due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products, in certain cases, our competitors are capable of making products similar to our products. We continuously work to maintain and enhance our competitive position through innovation: new alloys such as high-formability automotive alloys, aluminum lithium aerospace alloys, differentiated products such as our 5-layer brazing products and break-through processes such as A951™ bonding technology.
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
List of Major Competitors for Rolled Products:

Novelis (USA)	Constellium (France)	UACJ (Japan)
Speira (Norway)	Nanshan (China)	Mingtai Al (China)
Kaiser Aluminum (USA)	Xintai Aluminum (China)	Kobe (Japan)

Principal Facilities
The table below sets forth our Rolled Products principal properties as of December 31, 2021.

Country	Location	Products
China	Kunshan	Sheet
	Qinhuangdao(1)	Sheet and Plate
Hungary	Székesfehérvár	Sheet, Plate, Slabs and Billets
Russia	Samara	Sheet, Plate, Extrusions, and Forgings
United Kingdom	Birmingham	Plate
United States	Davenport, IA	Sheet and Plate
	Danville, IL	Sheet and Plate
	Hutchinson, KS	Sheet and Plate
	Lancaster, PA	Sheet and Plate
	Alcoa, TN(2)	Sheet and Plate
___________________
(1)    Leased property or partially leased property.
(2)    In February 2019, we announced an investment of approximately $100 million to expand our hot mill capability and add downstream equipment capabilities to manufacture industrial and automotive aluminum products in our Alcoa, Tennessee facility. This project began in early 2019 and was completed during 2020 and early 2021.
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
In the architectural systems market, we compete with regional competitors like Apogee, YKK, and Oldcastle in North America and Schüco, Hydro and Reynaers in Europe. The competitive landscape in the architectural systems market has been relatively stable since the mid-2000s, with the major competitors in North America and Europe remaining constant, despite some industry consolidation in North America during the late 2000s.

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
List of Major Competitors for Architectural Systems:
•North America — Apogee, Oldcastle and YKK
•Europe — Schüco (Germany), Hydro (Norway), Reynaers (Belgium) and Corialis (Belgium)
List of Major Competitors for Architectural Products:
•Composite Material — Alucobond, Alucoil and Alpolic
•Coil Coated Sheet — Euramax, Novelis and Hydro
Principal Facilities
The table below sets forth our Building and Construction Systems principal properties as of December 31, 2021.

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
Our Extrusions plants are strategically located in relation to key customers, which fosters close collaboration with customers who work with us to develop solutions that drive performance, safety and efficiency in their end products.

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
List of Major Competitors for Extrusions:

Constellium (France)	Otto Fuchs (Germany)	Unna (Germany)
Impol (Poland)	Taber (USA)	Ye Fong (Taiwan)
Kaiser Aluminum (USA)	UAC (USA/Romania)
Principal Facilities
The table below sets forth our Extrusions principal properties as of December 31, 2021.

Country	Location	Products
Germany	Hannover(1)	Extrusions
United States	Lafayette, IN	Extrusions
	Massena, NY(1)	Extrusions
___________________
(1)    Leased property or partially leased property.
Principal facilities are listed and do not include locations that have been idled. In the second half of 2021, the Chandler, AZ facility was fully idled and its commercial operations were integrated into the Lafayette facility. The Company may temporarily restart one or more of the presses at Chandler over short periods of time to address customer demand requirements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Extrusions—Overview.”
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
Customer and Distribution Channels
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
Sources and Availability of Raw Materials
Important raw materials used by Arconic are: primary aluminum for remelting (sows, t-bars, and ingots, including high purity and off-grade), aluminum alloyed and unalloyed casthouse products (including rolling slab and billet), aluminum scrap, alloying materials (including, but not limited to, magnesium, copper, and zinc), aluminum coil, electricity, natural gas, coatings, lube oil, packaging materials, and resin. Generally, other materials are purchased from third-party suppliers under competitively priced supply contracts or bidding arrangements. We believe that the raw materials necessary to the Arconic businesses are and will continue to be available, although we experience and anticipate continued impacts to our supply chain arising from, among other factors, the COVID-19 pandemic and challenges with transportation and logistics.
Intellectual Property
We believe that our domestic and international intellectual property assets provide us with a significant competitive advantage, as we continue to strive to improve our products and processes. Our rights under our patents, as well as the products made and sold under them, are important to us as a whole, and to varying degrees, important to each business segment. The patents owned by us generally concern metal alloys, particular products, manufacturing equipment or techniques. Our business as a whole is not, however, materially dependent on any single patent, trademark or other intellectual property. As a result of product development and technological advancement, we continue to pursue patent protection in jurisdictions throughout the world. As of December 31, 2021, our worldwide patent portfolio consists of approximately 500 granted patents and 250 pending patent applications. Patent terms extend for varying periods based on the filing date or the grant date in the various countries where we have or have applied for patent protection. The actual protection afforded by a patent varies from country to country, with the most significant variations relating to the scope of patent protection and the legal remedies available.
With respect to domestic and foreign trademarks, we have many that have significant recognition within the markets that are served. Examples include the name “Arconic” and the Arconic symbol for aluminum products, Kawneer for building panels, and Reynobond and Reynolux for architectural products. As of December 31, 2021, our worldwide trademark portfolio consists of approximately 1,050 registered trademarks and 50 pending trademark applications. Our rights under our trademarks are important to us as a whole and, to varying degrees, important to each business segment. Trademark protection continues in some countries for as long as the mark is used and in others for as long as it remains registered. Registrations generally are periodically renewable for additional fixed terms.
Research and Development
We engage in research and development programs that include process and product development, and basic and applied research. The Arconic Technology Center (ATC), located in New Kensington, Pennsylvania, serves as the headquarters for our research and development efforts, with additional research and development facilities in Norcross, Georgia; Lancaster, Pennsylvania; Runcorn, United Kingdom; Vendargues, France; and Harderwijk, Netherlands. These facilities focus on innovation and have given us a leading position in the development of proprietary next-generation specialty alloys, products and manufacturing processes as evidenced by our robust intellectual property portfolio.
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
Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities as a result of alleged violations of Russian Federal Law No. 57-FZ. In connection with these proceedings, the authorities have imposed injunctions prohibiting, among other actions, the payment of dividends. We cannot at this time reasonably estimate the likelihood or timeline of a resolution involving the removal of these injunctions, and accordingly cannot reasonably estimate when, if at all, the funds will be available for the payment of dividends to Arconic Corporation or the impact of continued or additional restrictions on our business. See Part I. Item 1A. Risk Factors. “Risks Related to Legal Proceedings and Government Regulations”, Part I. Item 2. Properties, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legal Proceedings Involving our Samara Facility,” and “—Liquidity and Capital Resources” and Note T to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information regarding the proceedings and the potential impact of the proceedings on our business.
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
Approved capital expenditures for new or existing facilities for environmental control are approximately $10 million for 2022. Additional information relating to environmental matters is included in Note T to the Consolidated Financial Statements included in Part II. Item 8. "Financial Statements and Supplementary Data" under the caption “Contingencies and Commitments — Contingencies - Environmental Matters.”
Other than the foregoing, we do not anticipate any material capital expenditures during fiscal 2022 related to compliance with environmental or other government regulations.
Sustainability and Environmental, Social and Governance (ESG)
Arconic is committed to being a good corporate citizen and living our core values by working with our stakeholders to create a better, more sustainable future. In 2021, Arconic partnered with a third party to perform a Materiality Assessment based on GRI Technical Protocol guidance. A critical component of the Materiality Assessment was engaging with a diverse group of key stakeholders, including shareholders, employees, customers, suppliers, and members of the communities in which we operate, to gather and analyze their feedback. We received thoughtful insights on the importance of a wide range of issues, including managing the impacts of our business on the climate and environment, ensuring supply chain sustainability, and fostering human capital. Continuing engagement is critical to enhancing our understanding of stakeholder priorities, shaping our sustainability commitments and guiding our sustainability initiatives in the coming years. Arconic has formed a cross-functional Sustainability and ESG Council tasked with developing our sustainability and ESG strategy, including actionable, measurable targets aligned with United Nations Sustainable Development Goals (UNSDGs), by the end of 2022. The Council regularly reports to senior management and to the Governance and Nominating Committee, which has oversight responsibility for sustainability and ESG matters. All functions responsible for accelerating development and implementation of our sustainability commitments, strategies and initiatives directly report to the CEO. For example, in 2021 we elevated the Environmental, Health and Safety and Sustainability organization to report directly to the CEO to reinforce our sustainability commitment. The use of the terms “material” or “materiality” in our 2021 Sustainability and ESG disclosures is not related to or intended to convey matters or facts that could be deemed “material” to a reasonable investor as referred to under U.S. securities laws or similar requirements of other jurisdictions.

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
Our worldwide employment at the end of 2021 was approximately 13,900 employees located in 20 countries. The breakdown of our employees by region is as follows:

Region	Percentage of Total Population
Americas	57%
Europe, Middle East and Africa	37%
Asia	6%
Turnover
In response to the COVID-19 global pandemic, in 2020 the Company initiated significant cost savings efforts, which included a workforce restructuring, temporary salary reductions and a suspension of the Company’s matching contributions to the 401(k). During 2020, the Company’s employee base was reduced by approximately 2,000, largely due to cost-saving initiatives and strategic dispositions, resulting in a distorted employee turnover rate. During 2021, the Company increased hiring initiatives, including encouraging Arconic employee feedback on various workplace-related websites, social media campaigns and targeted events at select locations. As a result of these and other targeted efforts, in 2021 the Company’s employee base increased by approximately 500 employees.
Collective Bargaining Representation
We believe in freedom of association. We respect an individual’s choice to be represented by – or not be represented by – a union or other legally authorized associations or organizations in accordance with the laws of the countries in which we operate. Many of our employees are represented by labor unions. We believe that relations with our employees and any applicable union representatives generally are good. In the United States, approximately 3,700 employees are represented by various labor unions. The largest collective bargaining agreement is the master collective bargaining agreement between us and the United Steelworkers (“USW”). The USW master agreement covers approximately 3,300 employees at four U.S. locations. The current labor agreement expires on May 15, 2022. There are seven other collective bargaining agreements in the United States with varying expiration dates. On a regional basis, there are agreements between Arconic and unions with varying expiration dates that cover employees in Europe, Russia, North America, and Asia.
Governance
The responsibilities of our Compensation and Benefits Committee include the oversight of talent management, which includes (i) talent management strategies, such as the Company’s recruitment, development, promotion and retention programs; (ii) policies and practices promoting diversity and inclusion within the Company; and (iii) key metrics and objectives related to the Company’s talent. Our Board of Directors is also committed to our talent management and has retained direct oversight responsibilities for the Company’s succession plan and our safety practices. During 2021, oversight responsibility for the Company’s ESG policies and strategies was delegated to our Governance and Nominating Committee.

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

	Total %	Management[3] %	Executive[4] %
Women[1]	20.4%	24.0%	40.0%
Minorities[2]	21.9%	13.2%	30.0%

1 Percentages are on a global basis
2 Percentages are on a U.S. basis only
3 Represents members of management, other than executives
4 Represents our executive leaders who serve in a Vice President or higher role
Our Inclusion Diversity and Equity Council chaired by our Chief Executive Officer continues to advance our mission in partnership with our six employee resource groups (“ERGs”) with executives volunteering as executive sponsors for each group. Our six ERGs – Arconic African Heritage Network, Arconic Hispanic Network, Arconic Next Generation Network, Arconic Veterans Network, Thrive Network (Women) and Spectrum (LGBTQ+) – reflect an inclusive, respectful and values-based company culture. All of our employees are encouraged to participate in these grassroots, employee-led organizations that:
•Drive employee engagement through community outreach ;
•Provide learning and development opportunities for employees;
•Help position Arconic as a global employer of choice through strategic recruiting activities;
•Inform Company policies around diversity and inclusion; and
•Reinforce our brand through key external endorsements like the Human Rights Campaign and Catalyst.
In 2021, we launched our second annual Grow Together Inclusion and Diversity awareness campaign to build on the momentum from the previous year’s introduction of our long-term initiative to support inclusion, diversity and social justice through leadership sponsorship and employee engagement worldwide. The campaign encouraged employees to take actions related to inclusion, diversity or social justice through learning activities, volunteering, and donating to any non-profit organization with a social equity mission that were recommended by our ERGs. At the conclusion of the campaign, Arconic employees had exceeded the original goal, logging more than 4,300 actions, which included approximately 2,600 education actions, 1,180 volunteer hours, and more than $50,000 in personal donations to nonprofits of their choice. As a result, the Arconic Foundation, an independently endowed foundation, granted each of the six selected organizations $50,000, for a total of $300,000.
Talent Development
We are committed to attracting, retaining, and developing talent that shares our values of integrity, inclusion, and diversity, and who demonstrate agility, results focus, and people development capability. All employees have access to a robust, ongoing career planning and performance management process that begins at recruitment and continues throughout their careers. Our twice-yearly succession-planning and calibration processes help us identify successors to business-critical roles while developing our high-potential employees. In addition, we provide management skills training to all supervisory employees, leadership development and coaching programs for mid- and senior-level leaders, and a variety of technical, business, and soft skills training programs to help our business units and resource units meet their strategic objectives.
Compensation and Benefits Programs
Our compensation and benefits programs are designed to provide comprehensive total rewards to attract, motivate, engage and retain a talented workforce. Our programs are competitive with our peers and emphasize performance-based compensation to align employee rewards with company performance. Benefits are a key component of our total rewards package. We offer a holistic benefits package designed to provide greater security for our employees and their families through healthcare, life insurance, paid parental leave, disability, savings and retirement and various welfare benefit programs generally available to all active full-time employees through plans we sponsor or through social programs in the countries where we operate.

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
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. We established strict requirements for onsite work that is continually assessed against the Centers for Disease Control (“CDC”) and other expert guidance to assure that we are providing a safe work environment.
Sadly, we experienced an employee fatality at our Samara, Russia facility in June 2021. We had zero contractor fatalities in 2021. We are committed to achieving zero fatalities and keeping fatality prevention as a major focus. We conducted fatality assessments for each location in 2021. We have prioritized our risk management processes toward fatality and serious injury potential to focus on the most impactful hazards that have the potential for life-altering outcomes. In addition, during 2021, all of our key safety rates remained significantly below the most recent U.S. industry averages. At 0.42, our 2021 days away, restricted and transfer (“DART”) was 24% lower than our 2020 DART of 0.55. Our 2021 total recordable incident rate (“TRR”) of 0.88 (recorded in accordance with OSHA record keeping requirements) was 7% lower than our 2020 TRR of 0.95.
Information about our Executive Officers
The following table sets forth information, as of February 17, 2022, regarding the individuals who are executive officers of Arconic Corporation.

Name	Age	Position
Timothy D. Myers	56	Chief Executive Officer
Erick R. Asmussen	55	Executive Vice President and Chief Financial Officer
Melissa M. Miller	50	Executive Vice President and Chief Human Resources Officer
Mark J. Vrablec	61	Executive Vice President and Chief Commercial Officer

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

Our business, results of operations, financial condition, liquidity and cash flows have been, and are expected to continue to be, materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19.

Any outbreaks of contagious diseases, public health epidemics or pandemics or other adverse public health developments in countries where we, our employees, customers and suppliers operate could have a material and adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows. Specifically, the COVID-19 pandemic, including different variants, such as the recent Omicron variant that has caused a significant resurgence of cases, continues to adversely impact our operations. The extent to which COVID-19 affects our operations over time will depend on future developments, which are highly uncertain and beyond our control, including the duration and severity of future variants or outbreaks, the revision of governmental quarantine or other public health measures, the availability of vaccines or other medical remedies and preventive measures, and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Many of the actions taken to mitigate the impact of the pandemic, including declarations of states of emergency, governmental quarantines, shelter-in-place and stay-at-home orders, social distancing requirements, business closures and staged procedures for reopening, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, have negatively affected our business and the business of many of our customers. The continuation of these restrictions or the imposition of additional restrictions will increase the pandemic’s impact on our businesses and magnify the risks of a material adverse impact on our business, results of operations, financial condition, liquidity and/or cash flows, as well as on our business strategies and initiatives. The status of COVID-19 related restrictions in the areas in which our products are manufactured, distributed or sold may change on short notice in response to new variants or other circumstances. The scope and timing of any such reinstatements is difficult to predict. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of COVID-19 in one location may have a disproportionate effect on our operations in the future.

As a result of COVID-19 and the measures designed to contain its spread, our sales globally, including to customers in the ground transportation, aerospace and building and construction industries that are impacted by COVID-19, have been and may continue to be negatively impacted as a result of disruption in demand, which has had and may continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows. The COVID-19 pandemic subjects our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below. The adverse effects of all of these risks on our business, results of operations, financial condition, liquidity and cash flows will be magnified if the disruption from COVID-19 continues for an extended period.

•Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we need to further modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our business, employees, customers, partners, suppliers and stockholders. While we have since resumed manufacturing operations following temporary idling or production decreases at certain of our facilities during 2020, we could be required to reimpose restrictions or production limitations in response to changes in the pandemic and/or actions by governmental authorities. Furthermore, additional shutdowns, other than those required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. We may also face challenges in restoring and maintaining our production levels, if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or our customers’ and suppliers’ workforces or continue to disrupt demand and limit the capabilities of our suppliers. Any of these limitations or restrictions could result in our being unable to fully perform, or increase our costs to perform, under production and delivery contracts. A sustained impact to our operations and financial results may require material impairments of our assets including, but not limited to, inventory, goodwill, intangible assets, long-lived assets, right-of-use assets, and deferred income tax assets. In addition, we have incurred and continue to incur certain additional costs as a result of COVID-19, including increased operating costs associated with protective equipment and workforce restructuring actions. Cost-saving measures that we may implement from time to time may not achieve the targeted levels of cost savings or offset the aggregate material adverse effects of the COVID-19 pandemic on our business, results of operations, financial condition, liquidity and/or cash flows to the extent anticipated. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case the planned cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic and/or the other risks described in this report could require us to take additional cost-saving actions or modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to COVID-19. Finally, existing and any future requirements, mandates, or business practices in response to the COVID-19 pandemic, including testing, vaccinations, safety protocols and other measures may increase our operating costs and adversely impact our operating cash flows.

•Customer risks: Due to the impacts of COVID-19 on our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products, and we have limited visibility into future demand. Several of our customers, including our significant ground transportation and aerospace customers, issued force majeure declarations, temporarily suspended operations or took cost-cutting actions. While many of our customers have resumed operations, many of them remain subject to continued impacts of the COVID-19 pandemic, including labor shortages and supply chain issues, and production has not returned to pre-pandemic levels. It is impossible to predict when our customers will fully resume operations, the status, frequency, or duration of any potential reoccurrences of customer shutdowns, or the duration or extent of resumed operations. We have provided concessions and contract modifications to certain customers, and may do so with additional customers, which may adversely affect our results of operations and cash flows.

•Supply chain risks: We have experienced, and expect to continue to experience, disruptions to our supply chain, which is impacted by, among other factors, labor shortages, increasing costs of raw materials, and challenges with transportation and logistics. Specifically, our suppliers may not have the materials, capacity, or capability to manufacture or supply our materials according to our schedule and specifications due to labor shortages, facility closures, other restrictions related to the COVID-19 pandemic, and similar supply chain challenges with their suppliers. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers. These continuing disruptions to our supply chain may adversely impact our business, results of operations, financial condition, liquidity and/or cash flows.

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

•Liquidity and credit risks: Availability under our asset-based lending credit facility (the "ABL Credit Facility" and the credit agreement forming a part of the ABL Credit Facility, the "ABL Credit Agreement") is based on a borrowing base calculation, and at February 17, 2022 our borrowing base was calculated at approximately $1.1 billion. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under the ABL Credit Facility, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the springing financial maintenance covenant included in the ABL Credit Facility to the extent such covenant becomes applicable, including as a result of potential increases in our net debt or future reductions in our EBITDA. We may face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors, including overall market conditions. Future downgrades could further adversely affect our cost of funding and related margins, liquidity, competitive position and access to capital markets, and have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain of our indebtedness, which could adversely affect our business, results of operations, financial condition, liquidity and/or cash flows. Although the U.S. federal and other governments have implemented a number of funding programs to support businesses, and may announce additional programs in the future, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.

•Employees and Labor Force: We may face risks associated with the actions we have taken in connection with the outbreak, including those associated with workforce reductions, the safety and welfare of our employees and the reduction of capital expenditures. For example, we are experiencing and may continue to experience difficulties associated with hiring additional employees, or replacing employees following the COVID-19 pandemic, or as we resume production in response to customer demand, in particular with respect to specialized roles. We may face difficulties or incur additional expenses in complying with any applicable local or federal vaccination mandates or similar requirements, and such mandates or requirements may impact our ability to retain current employees or attract new ones. Increased turnover rates of our employees could increase operating costs and create challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs. In addition, employee health and safety initiatives, such as personal protective equipment, social distancing requirements and other initiatives have resulted and are expected to continue to result in increased expenses.

•End user risk: Our customers’ businesses may be impacted by the financial condition of or other restrictions on the end users of their products or services. In particular, further interruption of regional and international air travel from COVID-19 could have a material adverse effect on our air transportation customers, and the pandemic’s economic impact on individual consumers may continue to have an adverse effect on our automotive customers. Changes in passenger air travel trends and the employment and economic condition of individual consumers arising from COVID-19 are difficult to predict and may continue to develop or persist over time and further contribute to this adverse effect.

The COVID-19 pandemic may also exacerbate other risks disclosed in this Form 10-K, including, but not limited to, risks related to global economic conditions and inflation, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business, results of operations, financial condition, liquidity and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial condition, liquidity and/or cash flows.

The markets for our products are cyclical and are influenced by a number of factors, including global economic conditions.

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

In particular, we derive a significant portion of our revenue from products sold to the aerospace industry, which can be cyclical and reflective of changes in the general economy. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries may face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S., regional and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors, including the effects of terrorism, health and safety concerns, environmental constraints imposed upon aircraft operators, the retirement of older aircraft, the performance and cost of alternative materials, and technological improvements to aircraft.

Further, the demand for our ground transportation products is driven by the number of vehicles produced by automotive and commercial transportation manufacturers and volume of aluminum content per vehicle. The automotive industry is sensitive to general economic conditions, including credit markets and interest rates, and consumer spending and preferences regarding vehicle ownership and usage, vehicle size, configuration and features. Automotive and commercial transportation sales and production can also be affected by other factors, including supply chain disruptions, the age of the vehicle fleet and related scrap rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, interest rates, health and safety concerns and levels of competition both within and outside of the aluminum industry.

Our products are used in a variety of industrial applications, including mold and tooling plate for semiconductors; general engineering/machinery and injection molding applications; specialty finishes for appliances, cosmetic packaging, and vehicle components; tread plate and sheet; and building and construction products. The common alloy sheet market, which is a significant portion of the total industrial products market, is particularly sensitive to the volume imports of common alloys into the United States. The implementation of anti-dumping and countervailing duties imposed on Chinese common alloy sheet during 2018 has led to a significant decrease in the volume of imports from China. However, that decrease was offset by a significant increase in imports of common alloy into the United States from other countries, which led to softening prices and market saturation. Following a subsequent investigation, in 2021 the U.S. government imposed new anti-dumping and countervailing duties on imports of common alloy aluminum sheet from 16 additional countries. The anti-dumping and countervailing duties have led to improved pricing in the US common alloy market, though the long term impact of the tariffs on current import levels and pricing remains difficult to predict.

We are unable to predict the future course of industry variables, the strength of the U.S., regional or global economies, or the effects of government actions. Negative economic conditions, such as a major economic downturn, a prolonged recovery period, or disruptions in the financial markets, could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to economic factors, including inflation, fluctuations in aluminum prices, foreign currency exchange rates and interest rates, and currency controls in the countries in which we operate.

We have experienced, and continue to experience, inflationary pressures on the prices of aluminum, materials, transportation, energy and labor. In an inflationary environment, such as the current economic environment, our ability to implement customer pricing adjustments or surcharges to pass-through or offset the impacts of inflation may be limited. Continued inflationary pressures could reduce our profit margins and profitability.

Other economic factors, including fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, including the Euro, British pound, Canadian dollar, Chinese yuan (renminbi) and Russian ruble, may affect our profitability as some important inputs are purchased in other currencies, while our products are generally sold in U.S. dollars.

Our ABL Credit Facility bears interest at rates equal to the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment, plus a margin. Accordingly, we will be subject to risk from changes in interest rates on the variable component of the rate.

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

Our global operations expose us to risks that could adversely affect our business, financial condition, results of operations, cash flows or the market price of our securities, including the potential for increased tensions between the United States and Russia resulting from the current situation involving Russia and Ukraine, tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our ability to successfully resolve the current regulatory proceedings involving our Samara facility or our other global operations.

We have operations or activities in numerous countries and regions outside the United States, including Russia, Europe, the United Kingdom, Canada, and China. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade, including:

•economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations and policies, such as those related to tariffs, sanctions and trade barriers (including tariffs imposed by the United States as well as retaliatory tariffs imposed by the European Union or other foreign entities), import or export restrictions, taxation, environmental regulations, production curtailments, exchange controls, employment regulations and repatriation of assets or earnings;
•geopolitical risks such as political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions, and renegotiation or nullification of existing agreements;
•the potential for increased tensions between the United States and countries in which we operate, including China, Russia, and European Union nations;
•deteriorating relations between the United States and Russia resulting from the current situation involving Russia and Ukraine, including tariffs, economic sanctions and import-export restrictions imposed by either nation, and retaliatory actions by the other nation, as well as the potential negative impact on our ability to successfully resolve the current regulatory proceedings involving our Samara facility;
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
•shipping, freight and supply chain disruptions;
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

The United Kingdom’s withdrawal from the European Union could adversely affect us.

The United Kingdom’s withdrawal from the European Union (referred to as “Brexit”) became effective on January 31, 2020, and in December 2020 the United Kingdom and the European Union entered into a Trade and Cooperation Agreement to govern certain terms of the withdrawal. The ultimate effects of Brexit on us are difficult to predict, but because we currently operate and conduct business in the United Kingdom and in Europe, Brexit could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

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

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. For a discussion regarding how our financial statements can be affected by pension and other post-retirement benefits accounting policies, see Note B to the Consolidated Financial Statements in Part II. Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations--Critical Accounting Policies and Estimates.” Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans. The defined benefit plans were underfunded as of December 31, 2021 by approximately $693 million based on actuarial methods and assumptions in accordance with GAAP. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans and future cash contributions may increase or decrease. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Contractual Obligations and Off-Balance Sheet Arrangements--Contractual Obligations" and "--Obligations for Operating Activities" for additional information regarding expected contributions and benefit payments in 2022.

Business Risks – Competition and Customers

We face significant competition, which may have an adverse effect on profitability.

The markets for our products are highly competitive. Our competitors include a variety of both U.S. and non-U.S. companies in all major markets. New product offerings, new technologies in the marketplace or new facilities may compete with or replace our products. The willingness of customers to accept substitutes for our products, the ability of large customers to exert leverage in the marketplace to affect the pricing for our products, and technological advancements or other developments by or affecting our competitors or customers could adversely affect our business, financial condition or results of operations. See Part I. Item 1. Business “Description of the Business—Rolled Products—Competitive Conditions,” “Description of the Business—Extrusions—Competitive Conditions,” and “Description of the Business—Building and Construction Systems—Competitive Conditions” for additional information about competition in the markets for our products.

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

Additionally, a significant downturn or deterioration in the business or financial condition or loss of a key customer could affect our financial results. Our customers may experience delays in the launch of new products, supply chain disruptions, labor strikes, diminished liquidity or credit unavailability that negatively impact the customer's ability to make full or timely payment or that require us to restructure payment terms, weak demand for their products, or other difficulties in their businesses. For example, in 2019, Boeing announced a temporary reduction in the production rate of, and subsequently announced a temporary suspension of production of, the Boeing 737 MAX aircraft. While the Boeing 737 MAX aircraft has returned to service, Boeing has not resumed production at the same levels as in periods prior to the suspension, which is expected to continue to result in depressed sales of aluminum sheet and plate products that we produce for Boeing airplanes.

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

Certain applications of our aluminum-based products compete with products made from other materials, such as steel, titanium, plastics, glass and composites. The willingness of customers to pursue materials other than aluminum often depends upon the desire to achieve specific performance attributes. For example, the commercial aerospace industry has used and continues to evaluate the further use of alternative materials to aluminum, such as titanium and composites, in order to further reduce the weight and increase the fuel efficiency of aircraft. The automotive industry, while motivated to reduce vehicle weight through the use of aluminum, may substitute with steel or other materials for certain applications. The packaging industry continues to experience advances in alternative materials, such as plastics, glass and organic or compostable materials, which may compare favorably to aluminum with respect to preservation of food and beverage quality and recyclability. Further, the decision to use aluminum may be impacted by aluminum prices or compatibility of aluminum with other materials used by a customer in a given application. The willingness of customers to accept other materials in lieu of aluminum could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition or results of operations.

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

If our operations, particularly one of our manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, adverse weather conditions, power outages, fires, floods, explosions, terrorism, theft, sabotage, public health crises, labor disputes or other reasons, we may be unable to effectively meet our obligations to or demand from our customers, which could adversely affect our financial performance.

Our operations depend on the continued and efficient functioning of our facilities, including critical equipment. While we employ a robust maintenance program for our facilities and equipment, we may experience periods of reduced production or production delays due to planned and unplanned equipment outages at our facilities. Our facilities also require significant capital improvements, including upgrades to or replacements of equipment, from time to time. Repairs, equipment replacement or other facility improvement projects may also result in periods of reduced or delayed production. Supply chain issues and labor shortages may impact our ability to obtain parts, materials or replacement equipment necessary to make repairs or improvements, and may increase the time required to complete such repairs or improvements. Unforeseen delays or unavailability of parts or materials could significantly increase the costs associated with repairs or improvements.

Interruptions in production could result in significant increases in our costs and reductions in our sales. Any interruption in production capability could require us to incur costs for premium freight, make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own production due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. While we maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate certain of our losses resulting from significant production interruption or shutdown caused by an insured loss, not all events leading to a disruption of operations are covered events. Additionally, any recovery under our insurance policies may not fully offset the lost profits or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, results of operations, financial condition and cash flow.

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

We may be adversely affected by changes in the availability or cost of other raw materials (including, but not limited to, copper, magnesium, silicon and zinc), as well as labor costs, energy costs and freight costs associated with transportation of materials. Prices for and the availability of materials necessary for production may fluctuate due to a number of factors, including inflationary pressure, supply shortages and disruptions caused by the COVID-19 pandemic. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or government entities, including mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations, environmental regulations or production curtailments), labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. In addition, from time to time, commodity prices may fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. Shortages or price fluctuations in raw materials could have a material adverse effect on our operating results.

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

We also depend on scrap aluminum for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of low inventory prices, suppliers may elect to hold scrap until they are able to charge higher prices. Additionally, the purity and attributes of scrap material can vary significantly, which could result in a shortage of useable scrap metal. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operation, financial condition and cash flows could be materially adversely affected.

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

Business Risks – Information Security and Internal Controls

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

Risks Related to Employee and Labor Matters

Labor disputes and difficulties retaining or hiring trained employees could adversely affect our business, financial condition or results of operations.

The continuity of our operations depends on maintaining a trained workforce. We have experienced and continue to experience shortages of qualified labor. Conditions caused by the COVID-19 pandemic, such as illness, concerns over safety and increased health and safety requirements, and actions taken by us in response to the COVID-19 pandemic, such as furloughs, could result in difficulty retaining or hiring workers. While the labor shortages are due in part to the COVID-19 pandemic, other economic factors have contributed to the current labor shortage, and may continue to exacerbate labor shortages in the future. Any continuing shortage could decrease our ability to effectively produce and deliver product and to achieve our strategic objectives. In addition, a continued labor shortage may result in increased expenses related to hiring and retention of qualified employees.

Furthermore, a significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. While we previously have been successful in renegotiating our collective bargaining agreements with various unions, we may not be able to satisfactorily renegotiate all collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Legal Proceedings and Government Regulations

Our Samara, Russia facility is subject to restrictions imposed by regulatory authorities, which may impact our financial condition, results of operations or cash flows.

Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities as a result of alleged violations of Russian Federal Law No. 57-FZ. In connection with these proceedings, authorities have imposed injunctions prohibiting, among other actions, the payment of dividends, placement of bonds, amendments to organizational documents, and changes to the subsidiaries’ chief executive officer and board of directors, which may materially impact our financial condition, results of operations or cash flows. The proceedings and underlying claims may not be resolved favorably, are likely to continue to be delayed, may be resolved in a manner that results in permanent injunctions similar to or more restrictive than the current injunctions, and could result in a decision or a requirement to divest some or all of the assets located at the Samara facility. We cannot at this time reasonably estimate the likelihood or timing of any resolutions of the regulatory proceedings or underlying claims, whether such resolution would include the removal of the injunctions or the imposition of additional restrictions, or whether we would divest assets related to the Samara facility. Approximately $79 million, or 24%, of Arconic’s Cash and cash equivalents at December 31, 2021 is currently held in Russia and is not available for dividends. Cash and cash equivalents held in Russia represented 7% of Arconic’s liquidity (comprised of Cash and cash equivalents of $335 million and undrawn availability of $790 million under Arconic’s ABL Credit Agreement) at December 31, 2021. In addition, approximately $968 million, or 16% of third-party sales (including packaging, industrial, aerospace and defense), and approximately $87, or 13% of Segment Adjusted EBITDA, for the Rolled Products segment for the year ended December 31, 2021 were generated by our Samara, Russia facility. Additional restrictions on our operation of the Samara facility could result in continued unavailability of funds for the payment of dividends to Arconic Corporation. A divestiture could result in decreases in or loss of third-party sales and Segment Adjusted EBITDA generated by our Samara facility, restrictions on capital investments in our Samara facility, loss on sale, an inability to apply capacity at other locations to offset decreases in sales or Segment Adjusted EBITDA or assume divested capacity, and increased costs related to the relocation of capacity, and could have an indirect impact on the performance of our other locations. Any of these occurrences would have a material adverse effect on our financial condition, results of operations or cash flows. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legal Proceedings Involving our Samara Facility,” and “—Liquidity and Capital Resources” and Note T to the Consolidated Financial Statements in Part II. Item 8. “Financial Statements and Supplementary Data” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information for additional information regarding the proceedings and the potential impact of the proceedings on our business.

Product liability, product safety, personal injury, property damage, and recall claims and investigations may materially affect our financial condition and damage our reputation.

The manufacture and sale of our products exposes us to potential product liability, personal injury, property damage and related claims. These claims may arise from our alleged failure to meet product specifications, design flaws in our products, malfunction of our products, misuse of our products, use of our products in an unintended, unapproved or unrecommended manner, or use of our products with systems not manufactured or sold by us. New data and information, including information about the ways in which our products are used, may lead regulatory authorities, government agencies or other entities or organizations to publish guidelines or recommendations, or impose restrictions, related to the manufacturing or use of our products.

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

Our operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Failure to comply with such laws and regulations could result in significant penalties or criminal liability. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including present, past or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Environmental matters for which we may be liable may arise in the future at our present sites, at sites owned or operated by our predecessors or affiliates, at sites that we may acquire in the future, or at third-party sites used by our predecessors or affiliates for material and waste handling and disposal. Compliance with health, safety and environmental laws and regulations, including remediation obligations, may prove to be more challenging and costly than we anticipate. Our results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites as well as other health and safety risks relating to our operations and products. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, including increased remediation costs, all of which can have a material and adverse effect on our financial condition, results of operations and cash flows.

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

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements as well as significant fines for non-compliance. For example, China recently implemented a new Personal Information Protection Law (“PIPL”) for the protection of personal information of individuals in China. While Arconic has processes and procedures in place to comply with existing data protection regulations in other countries, such as the European Union’s General Data Protection Regulation (“GDPR”), further changes may be necessary to ensure those processes and procedures will be adequate to implement PIPL. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact product demand and customer relationships.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, limits on emissions of greenhouse gases or Corporate Average Fuel Economy standards in the United States, and similar standards or requirements in the European Union or in other jurisdictions. For example, in January 2021 the United States recommitted to the Paris Agreement and in April 2021, President Biden announced targets to reduce U.S. greenhouse gas emissions. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers, including increased monitoring and reporting costs. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws or regulations could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability. Any increased frequency and intensity of extreme weather events resulting from climate change impacting our facilities, our suppliers or critical infrastructure in the United States and abroad could disrupt our supply chain or impact our ability to timely produce and deliver our products.

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our future profitability.

We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. The assumptions include assessments of our future earnings that could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures. Any failure to comply with all such tax laws or regulations could subject us to liability.

Corporate tax law changes continue to be analyzed in the United States and in many other jurisdictions. The Organisation for Economic Co-operation and Development and current United States presidential administration have proposed changes that could adversely impact the taxation of corporations in the U.S. and abroad. Any change to the U.S. corporate tax system could have a substantial impact, positive or negative, on our future effective tax rate, cash tax expenditures, and deferred tax assets and liabilities.

Risks Related to Our Indebtedness

We have significant debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.

On February 7, 2020, we completed an offering for $600 million of 6.125% (fixed rate) Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). On May 13, 2020, we completed an offering of $700 million principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the "2025 Notes"). Also on May 13, 2020, we entered into the ABL Credit Agreement, which provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 million, including a letter of credit sub-facility, a swingline loan sub-facility and an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350 million. We increased the aggregate principal amount of the ABL Credit Agreement in February 2022 to $1.2 billion. We may also incur additional indebtedness in the future, including by drawing under the ABL Credit Facility.

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

Actions of activist shareholders could have an adverse effect on our business.

Companies across a variety of industries are experiencing an increase in shareholder activism, particularly shareholder proposals regarding environmental sustainability, diversity and inclusion, and governance matters. If we are required to respond to shareholder proposals (including the implementation of any proposals), proxy contests or other actions by activist shareholders, we could incur significant expense, disruptions to our operations and diversion of the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in reputational damage, which could negatively impact relationships with customers, suppliers and strategic partners, impair our ability to attract and retain employees, and cause volatility in our stock price.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2021, we maintain 21 primary manufacturing facilities, as well as various sales and service facilities, located across North America, Europe, the United Kingdom, Russia and China. Our principal office and corporate center is located at 201 Isabella Street, Suite 400, Pittsburgh, Pennsylvania 15212-5858. The Arconic Technology Center which serves as the headquarters for our research and development efforts is located at 100 Technical Drive, New Kensington, Pennsylvania 15069-0001.

Arconic believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Arconic has been made for the purpose of this report, the Company knows of no material defects in title to any such properties. Arconic leases some of its facilities as provided in Part 1. Item 1. "Business—Description of the Business—Rolled Products—Principal Facilities," "—Building and Construction Systems—Principal Facilities" and "—Extrusions—Principal Facilities." See Notes B and P to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data." See Part I. Item 1A. Risk Factors. “Risks Related to Legal Proceedings and Government Regulations,” Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legal Proceedings Involving our Samara Facility,” and “—Liquidity and Capital Resources” and Note T to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information regarding legal proceedings involving our Samara, Russia facility and the potential impact of the proceedings on our business.

Arconic has active plants and holdings in each of its segments. See Part I. Item 1. "Business—Description of the Business—Rolled Products—Principal Facilities," "—Building and Construction Systems—Principal Facilities" and "—Extrusions—Principal Facilities."
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On April 1, 2020, Arconic completed its separation from ParentCo. See Item 1. Business. “Overview-The Separation Transaction.”
As of February 17, 2022, there were approximately 9,000 holders of record of shares of the Company's common stock. Because many of Arconic’s shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these recordholders.
Arconic did not declare or pay any dividends from April 1, 2020 through December 31, 2021. The timing, declaration, amount of, and payment of any dividends is within the discretion of the Company’s Board of Directors and depends upon many factors, including Arconic’s financial condition, earnings, capital requirements of Arconic’s operating subsidiaries, covenants associated with certain of Arconic’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by the Company’s Board of Directors. Moreover, if Arconic determines to pay any dividends in the future, there can be no assurance that Arconic will continue to pay such dividends or the amount of such dividends.

Stock Performance Graph
The following graph compares the performance of the Company’s common stock from market close on April 1, 2020 (beginning of “regular way” trading) to December 31, 2021 with (1) the Standard & Poor’s (S&P) 500® Index, and (2) the S&P 1000® Materials Index, a group of 62 companies categorized by S&P as active in the “materials” market sector. The graph assumes, in each case, an initial investment of $100 on April 1, 2020, and the reinvestment of dividends, as applicable. The graph, table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

CUMULATIVE TOTAL RETURN
Based on an initial investment of $100 on
April 1, 2020 with dividends reinvested, as applicable

Source: S&P Capital IQ

	April 1, 2020	December 31, 2020	December 31, 2021
Arconic Corporation	$100.00	$430.64	$477.02
S&P 500® Index	100.00	152.04	192.92
S&P 1000® Materials Index	100.00	175.00	222.10

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
May 1 - May 31, 2021	121,541	$34.77	121,541	$295,000,000
June 1 - June 30, 2021	124,470	$34.59	124,470	$291,000,000
July 1 - July 31, 2021	563,603	$33.41	563,603	$272,000,000
August 1 - August 31, 2021	1,293,844	$34.34	1,293,844	$228,000,000
September 1 - September 30, 2021	1,005,247	$34.27	1,005,247	$194,000,000
October 1 - October 31, 2021	595,550	$30.51	595,550	$175,000,000
November 1 - November 30, 2021	426,727	$30.83	426,727	$162,000,000
December 1 - December 31, 2021	781,523	$30.46	781,523	$138,000,000
Total for year ended December 31, 2021	4,912,505		4,912,505
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
Item 6. Reserved.
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
Overview
Our Business
Arconic Corporation (“Arconic” or the “Company”) is a manufacturer of fabricated aluminum products, including sheet and plate, extrusions, and architectural products and systems, with a primary focus on the ground transportation, aerospace, building and construction, industrial products, and packaging end markets. The Company has 21 primary operating locations in 8 countries around the world, situated in the United States, Canada, China, France, Germany, Hungary, Russia, and the United Kingdom.
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
In connection with the Separation, as of March 31, 2020, Arconic and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic and Howmet Aerospace after the completion of the Separation; and allocate between Arconic and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic and Howmet Aerospace as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 from January 2020 through March 2020 and $78 in 2019 for such costs, of which $18 and $40, respectively, was allocated to Arconic. The allocated amounts were included in Selling, general administrative, and other expenses on Arconic’s Statement of Consolidated Operations.
Basis of Presentation.   The Consolidated Financial Statements of Arconic are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the coronavirus (COVID-19) pandemic. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by the COVID-19 pandemic.
Prior to the Separation Date, Arconic did not operate as a separate, standalone entity. Arconic’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the Consolidated Financial Statements of Arconic were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic.
Cost Allocations.    The description and information on cost allocations is applicable for all periods included in Arconic’s Consolidated Financial Statements prior to the Separation Date.
The Consolidated Financial Statements of Arconic include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on Arconic’s Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic was excluded from Arconic’s Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on Arconic’s Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

	2020	2019
Cost of goods sold(1)	$—	$14
Selling, general administrative, and other expenses(2)	25	115
Research and development expenses	—	11
Provision for depreciation and amortization	1	10
Restructuring and other charges	2	7
Interest expense	28	115
Other (income), net	(5)	(6)
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
Nevertheless, the Consolidated Financial Statements of Arconic may not include all of the actual expenses that would have been incurred and may not reflect Arconic’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic and ParentCo, including sales to the Howmet Aerospace Businesses, were presented as related party transactions in Arconic’s Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on Arconic’s Statement of Consolidated Cash Flows as a financing activity and on the Company’s Consolidated Balance Sheet as Parent Company net investment.
Management Review of 2021 and Outlook for the Future
Arconic had a strong first full year of operations as a stand-alone company in 2021, despite the challenges of an array of headwinds. Segment adjusted EBITDA* grew 17% over 2021 driven by most of our end-markets showing double-digit revenue growth despite aerospace volumes being down. The Company was able to optimize its product mix to help compensate for changes in automotive demand related to semiconductor chip shortages and changes in staffing availability due to the pandemic. We implemented actions to offset inflation in alloying materials, energy prices and freight costs through increased pricing and productivity measures. In the Rolled Products segment, 2021 Segment Adjusted EBITDA exceeded 2019 levels (which were prior to pandemic impacts), despite the lower aerospace and automotive build rates. We secured long-term contracts for over $2,000 in aerospace sales, signed agreements for approximately $1,500 in North American packaging sales from 2022-2024, and captured content on 23 new automotive or light commercial vehicle platforms including a number of full-electric vehicles. We executed on a capital allocation strategy to reduce liabilities associated with pension and other postretirement benefits and effectively manage environmental obligations, positioning the Company for expected future growth in cash generation. We also repurchased $161 of shares of the Company’s common stock and initiated two organic capital projects in the Rolled Products segment that are expected to drive future EBITDA growth starting in 2023.

In 2021, Sales of $7,504 rose 32% from 2020, reflecting higher aluminum prices and volume improvements in all our end markets except aerospace. The Company recorded a net loss of $397, or $3.65 per share, compared to a net loss of $109, or $1.00 per share, in 2020. The 2021 results included a pre-tax charge of $549 ($423 after-tax) for the settlement of certain employee retirement benefits related to the partial annuitization of U.S. pension plan obligations in April 2021, and a pre-tax charge of $65 ($65 after-tax) for the impairment of goodwill associated with the Extrusions reporting unit in the fourth quarter of 2021.
We ended the year with a cash balance of $335, and total liquidity of $1,125 (comprised of Cash and cash equivalents of $335 and undrawn availability of $790 under the Company’s ABL Credit Agreement). We increased the aggregate principal amount of the Company’s ABL Credit Agreement on February 16, 2022 from $800 to $1,200, reflecting the increase in collateral base due to volume growth and higher aluminum prices.
As we look forward to 2022 and beyond, we anticipate volumes will benefit from the ongoing ramp up of our Tennessee can sheet operations, improvement in the aerospace end-market, and growth in ground transportation as our automotive customers anticipate that semiconductor chip availability is expected to ease throughout the year. Based on current internal and external projections of build rates and leading indicators in the markets we serve, our expectations for sales by major end market, excluding the impact of changes in aluminum prices, in 2022 follow. For the ground transportation end market, we expect sales to increase by approximately 10% to 15% in 2022 compared with 2021, driven by our customers expecting improvements in semiconductor chip availability. Automotive sales are expected to increase from 2021 levels, while commercial transportation sales are expected to remain strong but are not expected to grow at the same pace as they did in 2021. For the industrial products end market, we anticipate sales to grow by approximately 5% to 10% in 2022 compared with 2021, driven by continued strong pricing and demand due to the impact of ongoing U.S. trade actions. Our volume growth may be constrained by the need to pivot capacity that served industrial products in 2021 back to ground transportation later in 2022. For the building and construction end market, we anticipate sales to increase by approximately 5% to 10% in 2022 compared with 2021, driven by increased non-residential construction activity, but expected to be challenged in the near term related to supply chain constraints, pricing, and labor issues creating uncertainty for our customers. For the packaging end market, we expect sales to increase by approximately 40% to 45% in 2022 compared with 2021, as North American can sheet ramps up to full capacity in the first half of 2022 and facilities in Russia and China continue to serve strong global markets. For the aerospace end market, we expect sales to grow by approximately 25% to 35% from 2021, as the supply chain is expected to be destocked in 2022 and aircraft build rates are expected to increase.
* See Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Arconic Corporation within Segment Information under Results of Operations below.
Legal Proceedings Involving our Samara Facility
Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities as a result of alleged violations of Russian Federal Law No. 57-FZ. In connection with these proceedings, authorities have imposed injunctions prohibiting, among other actions, the payment of dividends, placement of bonds, amendments to organizational documents, and changes to the subsidiaries’ chief executive officer and board of directors. See Note T to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information regarding the proceedings. The proceedings and underlying claims may not be resolved favorably, are likely to continue to be delayed, may be resolved in a manner that results in permanent injunctions similar to or more restrictive than the current injunctions, and could result in a decision or a requirement to divest some or all of the assets located at the Samara facility.
Approximately $79, or 24%, of Arconic’s Cash and cash equivalents at December 31, 2021 is currently held in Russia and is not available for dividends. Cash and cash equivalents held in Russia represented 7% of Arconic’s total liquidity at December 31, 2021. In addition, approximately $968, or 16% of third-party sales (including packaging, industrial products, aerospace, and defense), and approximately $87, or 13% of Segment Adjusted EBITDA, for the Rolled Products segment for the year ended December 31, 2021 were generated by our Samara, Russia facility. We cannot at this time reasonably estimate the likelihood or timing of any resolution of the regulatory proceedings or underlying claims, whether such resolution would include the removal of the injunctions or the imposition of additional restrictions, or whether we would divest assets related to the Samara facility. The potential impacts of an unfavorable resolution of the proceedings and underlying claims include:
•continued unavailability of funds for the payment of dividends to Arconic Corporation;
•decreases in or loss of third-party sales and Segment Adjusted EBITDA generated by our Samara facility;
•restrictions on capital investments in the facility;
•losses on any potential divestiture;

•the inability of other Arconic facilities to assume capacity to offset decreases in sales or Segment Adjusted EBIDTA or to assume potential divested capacity; and
•increased expenses related to relocation of capacity to other facilities.
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Continued restrictions on our operation of the Samara facility would have a material adverse effect on our financial condition, results of operations or cash flows.
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
The safety of our employees is our highest priority. We heightened measures at all of our locations to maintain strict hygiene, increase social distancing, and enable employees to work remotely where possible. In response to market conditions we implemented a series of proactive actions starting in April 2020 to mitigate the impacts of the COVID-19 pandemic on the Company, including the following:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30%*;
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10%*;
•restructuring of the salaried workforce, reduction of 10%;
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
•suspended the 401(k) match program for U.S. salaried employees*; and
•reducing capital expenditures by approximately $50, or approximately 30%.
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
The foregoing measures from our cash conservation program resulted in actual cost savings of approximately $160, comprised of $100 in temporary savings (i.e., 2020 only) and $60 in permanent savings, as well as an additional $50 for capital expenditure reductions, from April 2020 through December 2020. In 2021, an additional $40 in permanent savings were realized under this program. While we anticipate incremental cost savings in future periods related to the measures that resulted in permanent cost savings during 2021 and 2020, we may not achieve such savings. In addition, we may determine that it is necessary to modify or rescind cost-saving actions, in which case certain of the realized permanent cost savings may not continue and/or any anticipated incremental cost savings would not be fully realized. Further disruptions and uncertainties related to the COVID-19 pandemic could require us to take additional cost-saving actions or to modify or rescind current cost-saving actions, make additional modifications to our strategic plans and/or incur additional expenses as part of our continued response to the COVID-19 pandemic. The cost-savings measures taken to date, and any cost-cutting measures we may need to take in the future, could have a material and adverse effect on our business, results of operations, financial condition, liquidity, and/or cash flows.
While we are continuing to evaluate the impact of this global event, our liquidity and financial position remains strong despite the COVID-19 pandemic’s impact to our business. Our business is flexible and we have demonstrated a robust and agile cash management program, and together with potential future cash conservation actions, we believe we have adequate liquidity to operate the Company over the next twelve months.
The timing for the Company and/or our customers resuming operations and the levels of operations experienced before the COVID-19 pandemic depend on numerous factors beyond the Company’s control, including, among other things: the revision of governmental quarantine, shelter in place or similar social distancing orders or guidelines; the occurrence and magnitude of future outbreaks; the availability of vaccines or other medical remedies and preventive measures; the location of facilities; and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. We are continuing to evaluate the impact this global event may have on the Company’s future results of operations, financial condition, liquidity, and cash flows.
See Part I. Item 1A. “Risk Factors” for additional information regarding the continuing impact of the COVID-19 pandemic on our operations.
Results of Operations
The discussion and analysis that follows includes a comparison of Arconic’s results of operations between the 2021 and 2020 annual periods for both the total company and each reportable segment. Please refer to the Results of Operations section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed on February 23, 2021) for a discussion and analysis of Arconic’s results of operations between the 2020 and 2019 annual periods for both the total company and each reportable segment.
Earnings Summary
Sales.   Sales were $7,504 in 2021 compared to $5,675 in 2020, an increase of $1,829, or 32%. The increase was principally due to higher aluminum prices driven by a rise in both the average LME price and regional premiums, improved volumes in all end markets except aerospace as recovery from the COVID-19 pandemic continues, and higher product pricing. These positive impacts were slightly offset by both lower volume and unfavorable product mix due to depressed sales to the aerospace end market, the negative impact of the semiconductor chip shortage affecting the automotive component of the ground transportation end market, and labor shortages at several North America operations due to COVID-19-related quarantines.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales in 2021 included $12 associated with this settlement.
Cost of Goods Sold.   COGS was $6,573 in 2021 compared to $4,862 in 2020, an increase of $1,711, or 35%. COGS as a percentage of Sales was 87.6% in 2021 compared to 85.7% in 2020. This percentage was negatively impacted by higher aluminum prices (underlying metal price is contractually passed-through to most customers at cost), unfavorable product mix driven by depressed sales to the aerospace end market, and the impact of the semiconductor chip shortage affecting the automotive component of the ground transportation market. These negative impacts were partially offset by higher product pricing. Net cost savings principally resulting from operational productivity and the absence of below normal absorption of fixed costs that occurred in 2020 driven by significantly lower production levels as a result of the COVID-19 pandemic, were offset by higher costs for labor (see Labor costs below), energy, transportation, and alloying materials.
Selling, General Administrative, and Other Expenses.   SG&A expenses were $247, or 3.3% of Sales, in 2021 compared to $258, or 4.5% of Sales, in 2020. The decrease of $11, or 4%, was largely attributable to the absence of an allocation ($18) of costs incurred for the Separation (see Cost Allocations under The Separation above), somewhat offset by higher labor costs (see Labor costs below).
Research and Development Expenses.   R&D expenses were $34 in 2021 compared to $36 in 2020. The decrease was primarily driven by cost reduction efforts initiated in 2020.
Labor costs—The following description is applicable to COGS, SG&A, and R&D in the aggregate. Beginning in April 2020, management implemented a series of proactive actions to mitigate the impacts of the COVID-19 pandemic on the

Company. Many of these actions impacted both business unit and corporate employees resulting in the Company experiencing lower labor costs in 2020. These actions included the following:
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
Effective September 1, 2020, the Company restored both the salaries of all salaried employees and the 401(k) match of all salaried U.S. employees, including executive officers, to the levels in effect prior to the actions described above. Also effective September 1, 2020, the Company restored the annual cash retainers payable to the non-employee members of the Company’s Board of Directors to the levels in effect prior to the previous reduction described above. Additionally, by the end of 2020 and throughout 2021, the Company’s production facilities were operating at significantly higher levels compared to earlier in 2020. As a result, the Company experienced higher labor costs in 2021 compared to 2020.
Provision for Depreciation and Amortization.   The provision for depreciation and amortization was $253 in 2021 compared to $251 in 2020. The increase of $2 was mainly caused by new depreciation for assets placed into service in the second half of 2020 related to an automotive and industrial product expansion at the Company’s Tennessee rolling facility, somewhat offset by the absence of an impairment of abandoned projects and plant equipment ($6) and the absence of depreciation on assets that were impaired in prior periods, including certain assets at the Company’s primary research and development facility.
Impairment of Goodwill. In 2021, the Company recognized a charge of $65 in connection with its annual review of goodwill for impairment related to the Extrusions reporting unit. In accordance with Arconic’s accounting policy, this review is performed in the fourth quarter each calendar year. Accordingly, this charge was recognized in the fourth quarter of 2021. See Goodwill in Critical Accounting Policies and Estimates below for additional information.
Restructuring and Other Charges.   In 2021 and 2020, Restructuring and other charges were comprised of a net charge of $624 and $188, respectively. See Note E to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
Interest Expense.   Interest expense was $100 in 2021 compared to $118 in 2020. The decrease of $18, or 15%, was primarily due to the absence of both a $28 allocation of ParentCo's financing costs in the period prior to Separation (see Cost Allocations under The Separation above) and $19 for the write-off and immediate expensing of debt issuance costs as a result of a debt refinancing in May 2020, partially offset by a higher amount of interest associated with both a $700 debt offering executed in May 2020 and a $600 debt offering completed in February 2020 and new interest related to a $300 debt offering executed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to these financing transactions.
Other Expenses, Net.   Other expenses, net was $67 in 2021 compared to $70 in 2020. See Note G to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(Benefit) Provision for Income Taxes.   The Company’s effective tax rate, including discrete items, was 13.5% (benefit on a loss) in 2021 and 0.9% (provision on a loss) in 2020. See Note I to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a reconciliation of the effective tax rate for each of these years to the U.S. federal statutory rate of 21%.
Segment Information
Arconic’s operations consist of three reportable segments: Rolled Products, Building and Construction Systems, and Extrusions. Segment performance under the Company’s management reporting system is evaluated based on several factors; however, the primary measure of performance is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization).
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

Segment Adjusted EBITDA for all reportable segments totaled $757 in 2021, $648 in 2020, and $757 in 2019. The following information provides Sales and Segment Adjusted EBITDA for each reportable segment for each of the three years in the period ended December 31, 2021. See Note D to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
Rolled Products

	2021	2020	2019
Third-party sales	$6,187	$4,335	$5,609
Intersegment sales	33	19	25
Total sales	$6,220	$4,354	$5,634
Segment Adjusted EBITDA	$655	$527	$640
Third-party aluminum shipments (kmt)	1,404	1,179	1,390
Overview.   The Rolled Products segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, ground transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, each of the following: the Russian ruble, Chinese yuan, the euro, and the British pound.
Sales.   Third-party sales for the Rolled Products segment increased $1,852, or 43%, in 2021 compared to 2020. The improvement was largely attributable to higher aluminum prices (see below), a net increase in volumes (see below), and favorable product pricing. These positive impacts were slightly offset by unfavorable product mix driven by depressed sales to the aerospace end market, which provides for the highest revenue per metric ton in this segment’s commercial portfolio, and labor shortages at several North America operations due to COVID-19-related quarantines.
The higher aluminum prices were mostly driven by a 45% rise in the average LME aluminum price and sharp increases in regional premiums, including a 118% improvement in the average Midwest premium (United States).
The net increase in volumes was largely attributable to most end markets served by this segment, including ground transportation (improvement in the automotive component of this market was lessened by the global semiconductor chip shortage), industrial products, and packaging. Each of these end markets have experienced varying levels of recovery from the economic impact of the COVID-19 pandemic. Additionally, volume related to the industrial products end market was favorably impacted by a U.S. trade case, which reached a final determination in March 2021, that imposes significant duties on the import of common alloy aluminum sheet. These higher volumes were slightly offset by decreased volume in the aerospace end market due to the economic impact of the COVID-19 pandemic. Year over year, all of the negative volume impact related to the aerospace end market was experienced in the first half of 2021.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, in 2021, Rolled Products’ sales included $12 associated with this settlement.
Segment Adjusted EBITDA.  Segment Adjusted EBITDA for the Rolled Products segment increased $128, or 24%, in 2021 compared to 2020. The improvement was primarily due to a net increase in volumes, favorable product pricing, and net cost savings (see below). These positive impacts were somewhat offset by unfavorable product mix driven by depressed sales to the aerospace end market, which historically provided for the highest margin per metric ton in this segment’s commercial portfolio. In the 2021 fourth quarter, this segment recorded a net adjustment of $10 (approximately $7 of which relates to prior quarters in 2021) related to write-downs of scrap inventory. The out-of-period amounts were not material to any interim or annual period.
Net cost savings were principally the result of the absence of below normal absorption of fixed costs that occurred in 2020 due to significantly lower production levels as a result of the COVID-19 pandemic, as well as operational productivity. These positive impacts were partially offset by higher costs for labor (see Labor costs under Results of Operations above) and direct materials, including energy, transportation, and alloying materials.

Building and Construction Systems

	2021	2020	2019
Third-party sales	$1,011	$963	$1,118
Segment Adjusted EBITDA	$130	$137	$126
Overview.   The Building and Construction Systems segment manufactures products that are used primarily in the non-residential building and construction end market. These products include integrated aluminum architectural systems and architectural extrusions, which are sold directly to customers and through distributors. A limited amount of this segment’s product sales is directly impacted by metal pricing, which is a pass-through to the related customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, each of the following: the euro, the British pound, and Canadian dollar.
Sales.   Third-party sales for the Building and Construction Systems segment increased $48, or 5%, in 2021 compared to 2020. The improvement was primarily due to higher product pricing across the entire portfolio, increased metal pass-through pricing due to significant increases in aluminum prices, and favorable foreign currency movements due to a stronger euro. These positive impacts were somewhat offset by lower volumes due to decreased demand in North America as a result of the economic impact of the COVID-19 pandemic.
Segment Adjusted EBITDA.   Segment Adjusted EBITDA for the Building and Construction Systems segment decreased $7, or 5%, in 2021 compared to 2020. The decline was principally driven by higher costs for direct materials, including aluminum and labor (see Labor costs under Results of Operations above), and lower volumes, mostly offset by higher product pricing.
Extrusions

	2021	2020	2019
Third-party sales	$306	$381	$550
Segment Adjusted EBITDA	$(28)	$(16)	$(9)
Third-party aluminum shipments (kmt)	35	40	60
Overview.   The Extrusions segment produces a range of extruded and machined parts for the aerospace, ground transportation, and industrial products end markets. These products are sold directly to customers and through distributors. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar and, to a lesser extent, the euro.
In the 2021 first quarter, management approved the idling of the casthouse at the Lafayette (Indiana) plant. Additionally, in the 2021 second quarter, management approved the idling of the remaining operations (primarily small presses) at the Chandler (Arizona) plant. These actions were deemed necessary to address the ongoing depressed demand related to the aerospace end market and identified operational inefficiencies in the Extrusions portfolio. The Lafayette casthouse action will occur in multiple phases and is expected to be completed by mid-2022. Ultimately, the casthouse function will be outsourced to third-party vendors. The Chandler action was completed in the 2021 third quarter. The commercial operations related to Chandler have been integrated into Lafayette for the foreseeable future. In 2021, the Company incurred certain charges related to these decisions such as inventory write-downs, severance costs, and customer qualification costs. These items were not material, individually or in the aggregate, and were reported in Corporate (i.e., not included in Extrusion’s Segment Adjusted EBITDA). The Company may temporarily restart one or more of the presses at Chandler over short periods of time to address customer demand requirements.
Sales.   Third-party sales for the Extrusions segment decreased $75, or 20%, in 2021 compared to 2020. The decline was largely attributable to a net decrease in volumes, somewhat offset by higher aluminum prices. The net decrease in volumes was mainly caused by a drop in demand in the aerospace end market due to the impact of the COVID-19 pandemic on air travel, partially offset by improved demand in the ground transportation and industrial products end markets. Most of the negative volume impact related to the aerospace end market was experienced in the first half of 2021.
Segment Adjusted EBITDA.   Segment Adjusted EBITDA for the Extrusions segment decreased $12 in 2021 compared to 2020. The decline was mostly related to a net decrease in volumes and higher costs for direct materials and labor (see Labor costs under Results of Operations above), partially offset by the absence of costs ($12) related to both inventory write-downs and customer settlements.
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Arconic Corporation

For the year ended December 31,	2021	2020	2019
Total Segment Adjusted EBITDA(1)	$757	$648	$757
Unallocated amounts:
Corporate expenses(1),(2)	(33)	(24)	(53)
Stock-based compensation expense	(22)	(23)	(40)
Metal price lag(3)	(16)	(27)	(39)
Provision for depreciation and amortization	(253)	(251)	(252)
Impairment of goodwill	(65)	—	—
Restructuring and other charges(4)	(624)	(188)	(87)
Other(1),(5)	(36)	(55)	(71)
Operating (loss) income	(292)	80	215
Interest expense	(100)	(118)	(115)
Other (expenses) income, net(1)	(67)	(70)	15
Benefit (Provision) for income taxes	62	(1)	62
Net income attributable to noncontrolling interest	—	—	—
Consolidated net (loss) income attributable to Arconic(2)	$(397)	$(109)	$177
_________________
(1)In preparation for the Separation, effective January 1, 2020, certain U.S. defined benefit pension and other postretirement plans previously sponsored by ParentCo were separated into standalone plans for both Arconic and Howmet Aerospace. Additionally, effective April 1, 2020, Arconic assumed a portion of the obligations associated with certain non-U.S. defined benefit pension plans that included participants related to both the Arconic Businesses and the Howmet Aerospace Businesses, as well as legacy defined benefit pension plans assigned to the Company as a result of the Separation. As a result, beginning in the first quarter of 2020 for these U.S. plans and in the second quarter of 2020 for these non-U.S. plans, Arconic applied defined benefit plan accounting resulting in benefit plan expense being recorded in operating income (service cost) and nonoperating income (nonservice cost). In all historical periods prior to these respective timeframes, Arconic was considered a participating employer in ParentCo’s defined benefit plans and, therefore, applied multiemployer plan accounting resulting in the Company’s share of benefit plan expense being recorded entirely in operating income. Also, Arconic is the plan sponsor of certain other non-U.S. defined benefit plans that contain participants related only to the Arconic Businesses and, therefore, the related benefit plan expense was recorded in accordance with defined benefit plan accounting in all periods presented. The following table presents the total benefit plan expense (excluding settlements and curtailments) recorded by Arconic based on the foregoing in each period presented:

For the year ended December 31,	2021	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(18)	$(17)	$(62)
Building and Construction Systems	(2)	(2)	(5)
Extrusions	(7)	(7)	(18)
Segment total	(27)	(26)	(85)
Unallocated amounts:
Corporate expenses	—	—	(15)
Other	—	1	(9)
Subtotal	—	1	(24)
Other expenses, net	(60)	(78)	(2)
Total	$(87)	$(103)	$(111)
(2)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amounts presented for all periods prior to second quarter 2020 include an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see the Cost Allocations section of The Separation under Overview above).
(3)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(4)In 2021 and 2020, Restructuring and other charges includes a $584 and $199, respectively, charge for the settlement of certain employee retirement benefits virtually all of which were within the United States and the United Kingdom. See Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(5)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.
Environmental Matters
See the Environmental Matters section of Note T to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Liquidity and Capital Resources
Arconic’s primary future cash needs are centered on operating activities, including working capital, as well as recurring and strategic capital expenditures. The Company’s ability to fund its cash needs depends on its ongoing ability to generate and raise cash in the future. Although management believes that Arconic’s future cash from operations, together with the Company’s access to capital markets, will provide adequate resources to fund Arconic’s operating and investing needs, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Arconic’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Arconic.
For all periods prior to the Separation Date, ParentCo provided capital, cash management, and other treasury services to the Company. Only cash amounts specifically attributable to Arconic were reflected in the Company’s Consolidated Financial Statements. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment in Arconic’s Consolidated Financial Statements.
Cash provided from operations and financing activities is expected to be adequate to cover the Company’s operational and business needs over the next 12 months. For an analysis of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements below.
At December 31, 2021, the Company’s Cash and cash equivalents were $335, of which $199 was held outside the United States. Of this, approximately $79, or 24%, of total cash and cash equivalents at December 31, 2021 was held in Russia. Cash and cash equivalents held in Russia represented 7% of Arconic’s total liquidity at December 31, 2021. Cash and cash equivalents held in Russia are currently subject to injunctions imposed by regulatory authorities that prohibit the distribution of dividends. We cannot at this time reasonably estimate the likelihood or timeline of a resolution involving the removal of these injunctions, and accordingly cannot reasonably estimate when, if at all, the funds will be available for the payment of dividends to Arconic Corporation. We maintain a renewable intercompany loan facility that could be utilized but we have as yet not utilized this facility. In addition, Arconic has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Management continuously evaluates the Company’s local and global cash needs for future business operations, which may influence future repatriation decisions.
The discussion and analysis that follows includes a comparison of Arconic’s cash flows between the 2021 and 2020 annual periods. Please refer to the Liquidity and Capital Resources section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed on February 23, 2021) for a discussion and analysis of Arconic’s cash flows between the 2020 and 2019 annual periods.
Operating Activities
Cash used for operations was $407 in 2021 compared with cash provided from operations of $6 in 2020.
In 2021, cash used for operations was comprised of an unfavorable change in working capital of $505, pension contributions of $458 (see below), and a net loss of $397, partially offset by a positive add-back for non-cash transactions in earnings of $953. The impact in working capital was largely driven by higher volumes and higher aluminum prices due to an increase in both the average LME price and regional premiums.
In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17.
In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract (see U.S. Pension Plan Annuitizations in Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information). This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Debt Activity in Financing Activities below).
Also in April 2021, the Company received $9 as one of two installments related to a settlement agreement reached with a customer in March 2021. See Sales under Results of Operations above for additional information.
In 2020, cash provided from operations was comprised primarily of a positive add-back for non-cash transactions in earnings of $552 and a favorable change in noncurrent assets and liabilities of $56, mostly offset by pension contributions of $271, an unfavorable change in working capital of $222 (see below), and a net loss of $109.
Cash provided from operations for 2020 includes an unfavorable adjustment of $235 related to the change in the Company’s customer and other receivables balances as of December 31, 2020 ($759) and 2019 ($520). The unfavorable adjustment (i.e., increase in receivables) was derived by calculating the difference in the receivables balances as of December 31, 2020 and 2019 after excluding the effects of divestitures and foreign currency translation. The $235 was negatively impacted by the fact that customer receivables related to the Arconic Corporation Businesses were no longer included in ParentCo’s accounts receivable securitization program effective January 2, 2020. In periods prior to 2020, certain identified customer receivables related to the Arconic Corporation Businesses were sold on a revolving basis to a ParentCo subsidiary under this program and were considered to be effectively and immediately settled for cash. As of December 31, 2019, the amount of Arconic’s outstanding customer receivables sold to ParentCo’s subsidiary was $281. As a result, the Company’s customer receivables balance as of December 31, 2019 reflects the settlement of the $281 even though the third-party customers had not yet paid their obligations to ParentCo, as Arconic no longer had the right to collect and receive cash from the related customers. Had customer receivables related to the Arconic Corporation Businesses not been included in ParentCo’s program in 2019, the Company’s customer receivables balance as of December 31, 2019 would have been higher by $281. Further, these outstanding receivables would have been collected by the Arconic Corporation Businesses from the third-party customers in 2020. Accordingly, the previously mentioned unfavorable change in working capital of $222 would have been a favorable change in working capital of $59. See Cash Management in Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Financing Activities
Cash provided from financing activities was $135 in 2021 compared with $744 in 2020. The source of cash in 2021 was mostly due to $314 in net proceeds from the issuance of new indebtedness (see 2021 Debt Activity below), somewhat offset by $161 for the repurchase of 4,912,505 shares of the Company’s common stock (see Share Repurchase Program below). In 2020, the source of cash was due to $2,343 in net proceeds (reflects additional debt issuance costs paid from cash on hand) from the issuance of new indebtedness (see 2020 Debt Activity below) and $216 in net cash funding provided by ParentCo prior to the Separation Date, partially offset by $1,100 for the repayment of debt (see 2020 Debt Activity below) and a $728 payment to ParentCo in connection with the Separation (see The Separation above).
2021 Debt Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Debt Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August, and commenced August 15, 2021.

2020 Debt Activity—In connection with the capital structure to be established at the time of the Separation, Arconic secured $1,200 in third-party indebtedness. On February 7, 2020, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). Arconic received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, the Company entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). Arconic received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.
The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic in connection with the completion of the Separation (see The Separation above). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic.
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. The Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 aggregate principal amount of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). Arconic received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, the Company entered into a five-year credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (the available balance as of December 31, 2021 was $790 – see ABL Credit Agreement in Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing Arconic to request one or more increases to the revolving commitments in an aggregate principal amount up to $350. Also, see Note V to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
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
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In 2021, Arconic repurchased 4,912,505 shares of the Company's common stock for $161 under this program. See Note K to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

Ratings—Arconic’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the ratings assigned to Arconic and its debt by the major credit rating agencies. As of December 31, 2021, the following are the most recent ratings for Arconic and its outstanding debt.
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
Fitch Ratings (Fitch) has assigned a BB+ rating to both the Company and the 2028 Notes and a BBB- rating to both the 2025 Notes and the ABL Credit Facility. On September 22, 2021, Fitch revised the rating outlook from negative to stable.
Investing Activities
Cash used for investing activities was $181 in 2021 compared with $38 in 2020.
The use of cash in 2021 reflects capital expenditures of $184, more than half of which was attributable to sustaining spend at the U.S. rolling mills.
The use of cash in 2020 reflects capital expenditures of $163, mostly offset by $98 in net proceeds received from the sales of an extrusions plant in South Korea and a rolling mill in Brazil and additional proceeds of $25 (contingent consideration) received from the 2018 sale of the Texarkana (Texas) rolling mill.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   Arconic is required to make future payments under various contracts, including long-term purchase obligations, lease agreements, and financing arrangements. The Company also has commitments to make contributions to its funded pension plans, provide payments for pension (unfunded) and other postretirement benefit plans, and fund capital projects. As of December 31, 2021, a summary of Arconic’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2022	2023-2024	2025-2026	Thereafter
Operating activities:
Raw material purchase obligations	$3,606	$3,268	$284	$54	$—
Energy-related purchase obligations	75	13	24	17	21
Other purchase obligations	12	6	2	1	3
Operating leases	150	40	53	29	28
Interest related to debt	505	97	194	131	83
Pension contributions - funded plans	185	32	75	78	—
Pension benefit payments - unfunded plans	74	8	15	14	37
Other postretirement benefit payments	266	29	55	54	128
Layoff and other restructuring payments	3	3	—	—	—
Uncertain tax positions	22	—	—	—	22
Financing activities:
Debt	1,600	—	—	700	900
Dividends to stockholders	—	—	—	—	—
Investing activities:
Capital projects	211	177	34	—	—
Totals	$6,709	$3,673	$736	$1,078	$1,222

Obligations for Operating Activities
Raw material purchase obligations consist mostly of aluminum with expiration dates ranging from less than one year to two years. Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from one year to ten years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table.
Operating leases represent multi-year obligations for certain land and buildings, plant equipment, vehicles, and computer equipment.
Interest related to debt is based on stated interest rates on debt with maturities that extend to 2028 (see the 2021 Debt Activity and 2020 Debt Activity sections of Financing Activities under Liquidity and Capital Resources above).
Pension contributions (funded plans) and pension (unfunded plans) and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among others, discount rates, long-term rate of return on plan assets, rate of compensation increases, and/or health care cost trend rates. It is Arconic’s policy to contribute amounts to funded pension plans sufficient to meet the minimum requirements set forth in applicable country employee benefit and tax regulations, including ERISA for U.S. plans. Management has determined that it is not practicable to present pension contributions (funded plans) and both pension (unfunded plans) and other postretirement benefit payments beyond 2026 and 2031, respectively.
Layoff and other restructuring payments relate virtually all to severance costs.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. As of December 31, 2021, no interest and penalties were accrued related to such positions. The total amount of uncertain tax positions is included in the “Thereafter” column as Arconic is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Obligations for Financing Activities
The debt amount in the preceding table represents the principal amounts of all outstanding long-term debt, which have maturities that extend to 2028 (see the 2021 Debt Activity and 2020 Debt Activity sections of Financing Activities under Liquidity and Capital Resources above).
As of December 31, 2021, Arconic had 105,326,885 outstanding shares of common stock. Dividends on common stock are subject to authorization by the Company’s Board of Directors. Arconic did not declare or pay any dividends from April 1, 2020 through December 31, 2021.
In May 2021, Arconic’s Board of Directors authorized a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $300, depending on cash availability, market conditions, and other factors. This program has a predetermined expiration date of April 28, 2023; however, the Company is under no contractual obligation to make such repurchases. Accordingly, amounts have not been included in the preceding table. In 2021, the Company repurchased 4,912,505 shares of its common stock for $161. See the Common Stock section of Note K to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2021. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $280 in 2022.
Off-Balance Sheet Arrangements.   Arconic Corporation has outstanding bank guarantees, letters of credit, and surety bonds related to outstanding responsibilities and obligations. See the Commitments section of Note T to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates
The preparation of Arconic’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates based on judgments and assumptions regarding uncertainties that may affect the amounts reported in the Consolidated Financial Statements and disclosed in the Notes to the Consolidated Financial Statements. Areas that require such estimates include the review of properties, plants, and equipment and goodwill for impairment, and accounting for each of the following: environmental and litigation matters; pension and other postretirement employee benefit obligations; stock-based compensation; and income taxes.
Management uses historical experience and all available information to make these estimates, and actual results may differ from those used to prepare Arconic’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, provide a meaningful and fair perspective of the Company.
A summary of Arconic’s significant accounting policies is included in Note B to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Management believes that the application of these policies on a consistent basis enables Arconic to provide the users of the Consolidated Financial Statements with useful and reliable information about Arconic’s operating results and financial condition.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic has three reporting units—the Rolled Products segment, the Building and Construction Systems segment, and the Extrusions segment—all of which contained goodwill at the time of the Company’s annual 2021 review of goodwill for impairment. Immediately preceding this review, the carrying value of goodwill for Rolled Products, Building and Construction Systems, and Extrusions was $254, $70, and $65, respectively.
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
Arconic determines annually, based on facts and circumstances, which of its reporting units will be subject to the qualitative assessment. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed. Arconic’s policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period.

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
Under the quantitative impairment test, the evaluation of the recoverability of goodwill involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2021 annual review of goodwill for impairment, management proceeded directly to the quantitative impairment test for all three of the Company’s reporting units. The result of this review indicated the estimated fair value for both the Rolled Products and Building and Construction Systems reporting units was substantially in excess of the respective carrying value, resulting in no impairment. Conversely, the estimated fair value for the Extrusions reporting unit was lower than the associated carrying value by an amount greater than the carrying value of the Extrusions reporting unit’s goodwill. Accordingly, Arconic recorded an impairment charge of $65 in the fourth quarter of 2021. As a result, the Extrusions reporting unit no longer contains any goodwill.
The impairment of the Extrusion reporting unit’s goodwill resulted from a combination of market-based factors, including continued delays in aerospace market improvement, the expectation that significant cost inflation will extend beyond 2021 resulting in increasingly limited ability for management to drive margin expansion, and a longer than previously anticipated shift in product mix to lower margin industrial products to replace most of the lost aerospace volume. Further, current market factors also resulted in a 150-basis point increase in the WACC compared to the fourth quarter of 2020. Accordingly, given the factors noted above, the estimated fair value of the Extrusions reporting unit was less than the carrying value resulting in a full impairment of its goodwill.
The annual review in 2020 and 2019 indicated that goodwill was not impaired for any of Arconic’s reporting units and there were no triggering events since that time that necessitated an interim quantitative impairment test for any of the Company’s reporting units. That said, in light of the economic impact of the COVID-19 pandemic (i.e., stock market volatility, customer demand disruption, etc.), the Company did perform periodic qualitative assessments throughout 2020 in which management concluded that no impairment existed and, therefore, no further analysis was required.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates may also include costs related to other potentially responsible parties to the extent that Arconic has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
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
Pension and Other Postretirement Benefits.   For all periods prior to January 1, 2020 (see below), certain employees attributable to the Arconic Corporation Businesses participated in defined benefit pension and other postretirement benefit plans sponsored by ParentCo (the “Shared Plans”), which also included participants attributable to non-Arconic Corporation Businesses. Arconic accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic did not record an asset or liability to recognize any portion of the funded status of the Shared Plans. However, the related expense recorded by the Company was based primarily on pensionable compensation and estimated interest costs related to participants attributable to the Arconic Corporation Businesses.
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
In preparation for the Separation, effective January 1, 2020, certain of the Shared Plans were separated into standalone plans for both Arconic (“New Direct Plans”) and ParentCo (see Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). Additionally, effective April 1, 2020, certain of the other remaining Shared Plans were assumed by Arconic (“Additional New Direct Plans”) (see Note H to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). Accordingly, beginning on the respective effective dates, the New Direct Plans and the Additional New Direct Plans are accounted for as defined benefit pension and other postretirement plans. Additionally, the Direct Plans continue to be accounted for as defined benefit pension and other postretirement plans.
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		December 31,			December 31,
Type of Plan	Type of Expense	2021	2020	2019	2021	2020	2019
Cumulative Direct Plans	Net periodic benefit cost*	$68	$82	$5	$19	$22	$—
Shared Plans	Multiemployer contribution expense	—	—	61	—	—	21
Shared Plans	Cost allocation	—	(1)	20	—	—	4
		$68	$81	$86	$19	$22	$25
__________________
*    In 2021, 2020, and 2019, net periodic benefit cost for pension benefits was comprised of service cost of $21, $21, and $3, respectively, and non-service cost of $47, $61, and $2, respectively. In 2021 and 2020, net periodic benefit cost for other postretirement benefits was comprised of service cost of $6 and $5, respectively, and non-service cost of $13 and $17, respectively.
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
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors. The yield curve model parallels the projected plan cash flows, which have a weighted average duration of 13 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the plan obligations multiple times. If a deep market of high quality corporate bonds does not exist in a country, then the yield on government bonds is used. In 2021, the weighted average discount rate used to determine benefit obligations for pension plans was 2.76% and for other postretirement benefit plans was 2.90%. The impact on the combined pension and other postretirement benefit liabilities of a change in the weighted average discount rate of 1/4 of 1% would be approximately $100 and either a charge or credit of approximately $1 to pretax earnings in the following year.
The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. For 2021, management used 4.91% as its weighted-average expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2022, management anticipates that the weighted-average expected long-term rate of return will be in the range of 5.00% to 6.00%. A change in the assumption for the weighted average expected long-term rate of return on plan assets of 1/4 of 1% would impact pretax earnings by approximately $5 for 2021.
Stock-Based Compensation.   For all periods prior to the Separation Date, eligible employees attributable to the Arconic Corporation Businesses participated in ParentCo’s stock-based compensation plan. The compensation expense recorded by Arconic included the expense associated with these employees, as well as the expense associated with an allocation of stock-based compensation expense for ParentCo's corporate employees (see Cost Allocations in The Separation under Overview above). From the Separation Date through December 31, 2020, Arconic recorded stock-based compensation expense for all of the Company's employees eligible to participate in Arconic’s stock-based compensation plan. The following describes the manner in which stock-based compensation expense was initially determined for both Arconic and ParentCo.
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
In 2021, 2020, and 2019, Arconic recognized stock-based compensation expense of $22 ($17 after-tax), $23 ($18 after-tax), and $38 ($30 after-tax), respectively.
Income Taxes.   The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Arconic’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.
For all periods prior to the Separation Date, the Arconic Corporation Businesses were included in the income tax filings of ParentCo. The provision for income taxes was determined in the same manner described above, but on a on a separate return methodology as if Arconic was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach was assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes were also determined in the same manner described above and were reflected in the Consolidated Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes were expected to transfer to Arconic upon the Separation. Any difference from attributes generated in a hypothetical return on a separate return basis was adjusted as a component of Parent Company net investment.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Arconic’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the grant and lapse of tax holidays.
Arconic applies a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low Taxed Income (GILTI) income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
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

Item 8. Financial Statements and Supplementary Data.
Management’s Reports to Arconic Corporation Stockholders
Management’s Report on Financial Statements and Practices
The accompanying Consolidated Financial Statements of Arconic Corporation and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity, in accordance with accounting principles generally accepted in the United States of America (GAAP) and include amounts that are based on management’s best judgments and estimates. The other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is consistent with that in the Consolidated Financial Statements.
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
Management conducted an assessment to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

/s/ Timothy D. Myers
Timothy D. Myers Chief Executive Officer
/s/ Erick R. Asmussen
Erick R. Asmussen Executive Vice President and Chief Financial Officer
February 18, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Arconic Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Arconic Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
Goodwill Impairment Assessment – Extrusions Reporting Unit
As described in Notes B and O to the consolidated financial statements, the Company’s consolidated goodwill balance was $322 million as of December 31, 2021. Goodwill is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell, exit, or realign a business. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. During the current year’s annual review of goodwill, management proceeded directly to the quantitative impairment test for all three of the Company's reporting units. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Management recognized an impairment charge of $65 million for the Extrusions reporting unit based on the result of the annual review of goodwill for impairment for the year ended December 31, 2021. Management uses a discounted cash flow model to estimate the current fair value of the reporting units when testing for impairment. Several significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Extrusions reporting unit is a critical audit matter are the significant judgment by management when developing the fair value of the reporting unit. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s significant assumptions related to sales growth (volumes and pricing), production costs, capital spending, and discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Extrusions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Extrusions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales growth (volumes and pricing), production costs, capital spending, and discount rate. Evaluating management’s assumptions related to sales growth (volumes and pricing) production costs, and capital spending involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with available industry or market data, executed customer contracts, and approved capital spending budgets; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 18, 2022
We have served as the Company’s auditor since 2019.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations
(in millions, except per-share amounts)

For the year ended December 31,	2021	2020	2019
Sales (C and D)	$7,504	$5,675	$7,277
Cost of goods sold (exclusive of expenses below)	6,573	4,862	6,332
Selling, general administrative, and other expenses	247	258	346
Research and development expenses	34	36	45
Provision for depreciation and amortization	253	251	252
Impairment of goodwill (B & O)	65	—	—
Restructuring and other charges (E)	624	188	87
Operating (loss) income	(292)	80	215
Interest expense (F)	100	118	115
Other expenses (income), net (G)	67	70	(15)
(Loss) Income before income taxes	(459)	(108)	115
(Benefit) Provision for income taxes (I)	(62)	1	(62)
Net (loss) income	(397)	(109)	177
Less: Net income attributable to noncontrolling interest	—	—	—
Net (loss) income attributable to Arconic Corporation	$(397)	$(109)	$177

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (J):
Basic	$(3.65)	$(1.00)	$1.63
Diluted	$(3.65)	$(1.00)	$1.63
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income
(in millions)

	Arconic Corporation			Noncontrolling interest			Total
For the year ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net (loss) income	$(397)	$(109)	$177	$—	$—	$—	$(397)	$(109)	$177
Other comprehensive income, net of tax (L):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	670	54	(11)	—	—	—	670	54	(11)
Foreign currency translation adjustments	(4)	87	56	—	—	—	(4)	87	56
Net change in unrecognized losses on cash flow hedges	(16)	5	—	—	—	—	(16)	5	—
Total Other comprehensive income, net of tax	650	146	45	—	—	—	650	146	45
Comprehensive income	$253	$37	$222	$—	$—	$—	$253	$37	$222
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet
(in millions)

December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$335	$787
Receivables from customers, less allowances of $1 in both 2021 and 2020	922	631
Other receivables	226	128
Inventories (M)	1,630	1,043
Prepaid expenses and other current assets	55	53
Total current assets	3,168	2,642
Properties, plants, and equipment, net (N)	2,651	2,712
Goodwill (B & O)	322	390
Operating lease right-of-use assets (P)	122	144
Deferred income taxes (I)	229	329
Other noncurrent assets	88	97
Total assets	$6,580	$6,314
Liabilities
Current liabilities:
Accounts payable, trade	$1,718	$1,106
Accrued compensation and retirement costs	116	118
Taxes, including income taxes	61	33
Environmental remediation (T)	15	90
Operating lease liabilities (P)	35	36
Other current liabilities	118	90
Total current liabilities	2,063	1,473
Long-term debt (Q)	1,594	1,278
Accrued pension benefits (H)	717	1,343
Accrued other postretirement benefits (H)	411	479
Environmental remediation (T)	49	66
Operating lease liabilities (P)	90	111
Deferred income taxes (I)	12	15
Other noncurrent liabilities	85	102
Total liabilities	5,021	4,867
Contingencies and commitments (T)
Equity
Arconic Corporation stockholders’ equity:
Common stock (K)	1	1
Additional capital	3,368	3,348
Accumulated deficit	(552)	(155)
Treasury stock (K)	(161)	—
Accumulated other comprehensive loss (L)	(1,111)	(1,761)
Total Arconic Corporation stockholders’ equity	1,545	1,433
Noncontrolling interest	14	14
Total equity	1,559	1,447
Total liabilities and equity	$6,580	$6,314
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows
(in millions)

For the year ended December 31,	2021	2020	2019
Operating Activities
Net (loss) income	$(397)	$(109)	$177
Adjustments to reconcile net (loss) income to cash (used for) provided from operations:
Depreciation and amortization	253	251	252
Impairment of goodwill (B & O)	65	—	—
Deferred income taxes (I)	(100)	(16)	(81)
Restructuring and other charges (E)	624	188	87
Net periodic pension benefit cost (H)	68	82	5
Stock-based compensation (K)	22	23	40
Amortization of debt issuance costs (Q)	—	25	—
Other	21	(1)	10
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) Decrease in receivables	(381)	(235)	2
(Increase) Decrease in inventories	(596)	65	57
(Increase) Decrease in prepaid expenses and other current assets	(1)	(16)	10
Increase (Decrease) in accounts payable, trade	581	82	(100)
(Decrease) in accrued expenses	(129)	(217)	(67)
Increase in taxes, including income taxes	21	99	41
Pension contributions (H)	(458)	(271)	(3)
(Increase) Decrease in noncurrent assets	(8)	35	5
Increase in noncurrent liabilities	8	21	22
Cash (used for) provided from operations	(407)	6	457
Financing Activities
Net transfers from (to) former parent company	—	216	(296)
Separation payment to former parent company (A)	—	(728)	—
Additions to debt (original maturities greater than three months) (Q)	319	2,400	—
Debt issuance costs (Q)	(5)	(57)	—
Payments on debt (original maturities greater than three months) (Q)	—	(1,100)	—
Repurchases of common stock (K)	(161)	—	—
Other	(18)	13	1
Cash provided from (used for) financing activities	135	744	(295)
Investing Activities
Capital expenditures	(184)	(163)	(201)
Proceeds from the sale of assets and businesses (S)	(1)	125	31
Other	4	—	—
Cash used for investing activities	(181)	(38)	(170)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	3	(1)
Net change in cash and cash equivalents and restricted cash	(452)	715	(9)
Cash and cash equivalents and restricted cash at beginning of year (R)	787	72	81
Cash and cash equivalents and restricted cash at end of year (R)	$335	$787	$72
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Parent Company net investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance at December 31, 2018	—	$—	$—	$—	$—	$2,707	$250	$12	$2,969
Adoption of accounting standard (B)	—	—	—	—	—	73	—	—	73
Net income	—	—	—	—	—	177	—	—	177
Other comprehensive income (L)	—	—	—	—	—	—	45	—	45
Change in ParentCo contribution	—	—	—	—	—	(294)	—	—	(294)
Other	—	—	—	—	—	1	—	2	3
Balance at December 31, 2019	—	$—	$—	$—	$—	$2,664	$295	$14	$2,973
Net (loss) income	—	—	—	(155)	—	46	—	—	(109)
Other comprehensive income (L)	—	—	—	—	—	—	146	—	146
Establishment of additional defined benefit plans (H)	—	—	—	—	—	349	(1,752)	—	(1,403)
Change in ParentCo contribution	—	—	—	—	—	217	—	—	217
Separation payment to former parent company (A)	—	—	—	—	—	(728)	—	—	(728)
Separation-related adjustments	—	—	3,334	—	—	(2,548)	(450)	—	336
Issuance of common stock (K)	109,021,376	1	(1)	—	—	—	—	—	—
Stock-based compensation (K)	183,850	—	15	—	—	—	—	—	15
Balance at December 31, 2020	109,205,226	$1	$3,348	$(155)	$—	$—	$(1,761)	$14	$1,447
Net loss	—	—	—	(397)	—	—	—	—	(397)
Other comprehensive income (L)	—	—	—	—	—	—	650	—	650
Repurchases of common stock (K)	(4,912,505)	—	—	—	(161)	—	—	—	(161)
Stock-based compensation (K)	1,034,164	—	22	—	—	—	—	—	22
Other	—	—	(2)	—	—	—	—	—	(2)
Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$—	$(1,111)	$14	$1,559

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements
(dollars in millions, except per-share amounts)
A.   The Separation and Basis of Presentation
Arconic Corporation (“Arconic” or the “Company”) is a manufacturer of fabricated aluminum products, including sheet and plate, extrusions, and architectural products and systems, with a primary focus on the ground transportation, aerospace, building and construction, industrial products, and packaging end markets. The Company has 21 primary operating locations in 8 countries around the world, situated in the United States, Canada, China, France, Germany, Hungary, Russia, and the United Kingdom.
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
As a result, Arconic implemented several measures starting in April 2020 to mitigate the impacts of the COVID-19 pandemic on the Company’s business, results of operations, financial condition, liquidity, and cash flows:
•deferred initiating a dividend on common stock;
•reduced the CEO’s salary and the Board of Directors’ cash compensation by 30% (see below);
•reduced salaries for senior-level management by 20% and for all other salaried employees by 10% (see below);
•restructuring of the salaried workforce, reduction of 10%;
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
•suspended the 401(k) match program for U.S. salaried employees (see below); and
•reducing capital expenditures by approximately $50, or approximately 30%.
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
In connection with the Separation, as of March 31, 2020, Arconic and Howmet Aerospace entered into several agreements to implement the legal and structural separation between the two companies; govern the relationship between Arconic and Howmet Aerospace after the completion of the Separation; and allocate between Arconic and Howmet Aerospace various assets, liabilities, and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements. The Separation and Distribution Agreement identified the assets to be transferred, the liabilities to be assumed, and the contracts to be transferred to each of Arconic and Howmet Aerospace as part of the Separation, and provided for when and how these transfers and assumptions were to occur.
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
ParentCo incurred costs to evaluate, plan, and execute the Separation, and Arconic was allocated a pro rata portion of these costs based on segment revenue (see Cost Allocations below). ParentCo recognized $38 from January 2020 through March 2020 and $78 in 2019 for such costs, of which $18 and $40, respectively, was allocated to Arconic. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.
Basis of Presentation.   The Consolidated Financial Statements of Arconic are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to the COVID-19 pandemic. Management has made its best estimates using all relevant information available at the time, but it is possible that these estimates will differ from actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by the COVID-19 pandemic.
Principles of Consolidation.   The Consolidated Financial Statements of Arconic include the accounts of Arconic and companies in which Arconic has a controlling interest. Intercompany transactions have been eliminated.
Management evaluates whether an Arconic entity or interest is a variable interest entity and whether Arconic is the primary beneficiary. Consolidation is required if both of these criteria are met. Arconic does not have any variable interest entities requiring consolidation.
Prior to the Separation Date, Arconic did not operate as a separate, standalone entity. Arconic’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the accompanying Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if the Arconic Corporation Businesses had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Arconic Corporation Businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Arconic. ParentCo’s net investment in these operations was reflected as Parent Company net investment on the accompanying Consolidated Financial Statements. All significant transactions and accounts within Arconic were eliminated. All significant intercompany transactions between ParentCo and Arconic were included within Parent Company net investment on the accompanying Consolidated Financial Statements.

Cost Allocations.   The description and information on cost allocations is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.
The Consolidated Financial Statements of Arconic include general corporate expenses of ParentCo that were not historically charged to the Arconic Corporation Businesses for certain support functions that were provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses were included on the accompanying Statement of Consolidated Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses were allocated to Arconic on the basis of direct usage when identifiable, with the remainder allocated based on the Arconic Corporation Businesses’ segment revenue as a percentage of ParentCo’s total segment revenue, as reported in the respective periods.
All external debt not directly attributable to Arconic was excluded from the accompanying Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Arconic based on the ratio of capital invested by ParentCo in the Arconic Corporation Businesses to the total capital invested by ParentCo in both the Arconic Corporation Businesses and the Howmet Aerospace Businesses, and were included on the accompanying Statement of Consolidated Operations within Interest expense.
The following table reflects the allocations described above:

	2020	2019
Cost of goods sold(1)	$—	$14
Selling, general administrative, and other expenses(2)	25	115
Research and development expenses	—	11
Provision for depreciation and amortization	1	10
Restructuring and other charges (E)	2	7
Interest expense (F)	28	115
Other (income), net	(5)	(6)
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
Nevertheless, the Consolidated Financial Statements of Arconic may not include all of the actual expenses that would have been incurred and may not reflect Arconic’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Arconic had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Arconic and ParentCo, including sales to the Howmet Aerospace Businesses, were presented as related party transactions in these Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions was reflected on the accompanying Statement of Consolidated Cash Flows as a financing activity and on the accompanying Consolidated Balance Sheet as Parent Company net investment.
Cash Management.   The description and information on cash management is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.
Cash was managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic for any of the periods presented prior to the Separation Date. Only cash amounts specifically attributable to Arconic were reflected in the accompanying Consolidated Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment on the accompanying Consolidated Balance Sheet and as a financing activity on the accompanying Statement of Consolidated Cash Flows.

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
B.   Summary of Significant Accounting Policies
Cash Equivalents.   Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. For all periods prior to the Separation Date, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Arconic. Only cash amounts specifically attributable to Arconic were reflected on the Company's Consolidated Financial Statements.
Inventory Valuation. Inventories are carried at the lower of cost and net realizable value, with cost for most inventories determined under the average cost method. The cost of certain non-U.S. inventories is determined under the first in, first out (FIFO) method.
Properties, Plants, and Equipment.   Properties, plants, and equipment are recorded at cost. Also, interest related to the construction of qualifying assets is capitalized as part of the construction costs. Depreciation is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

	Structures	Machinery and equipment
Rolled Products	33	22
Building and Construction Systems	25	18
Extrusions	32	20
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic has three reporting units—the Rolled Products segment, the Building and Construction Systems segment, and the Extrusions segment—all of which contained goodwill at the time of the Company’s annual 2021 review of goodwill for impairment. Immediately preceding this review, the carrying value of goodwill for Rolled Products, Building and Construction Systems, and Extrusions was $254, $70, and $65, respectively.
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
Arconic determines annually, based on facts and circumstances, which of its reporting units will be subject to the qualitative assessment. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed. Arconic’s policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period.
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
Under the quantitative impairment test, the evaluation of the recoverability of goodwill involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. Several significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, working capital levels, and discount rate. Certain of these assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated by management with the assistance of valuation experts. In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, Arconic would recognize an impairment charge equal to the excess of the reporting unit’s carrying value over its fair value without exceeding the total amount of goodwill applicable to that reporting unit.
During the 2021 annual review of goodwill for impairment, management proceeded directly to the quantitative impairment test for all three of the Company’s reporting units. The result of this review indicated the estimated fair value for both the Rolled Products and Building and Construction Systems reporting units was substantially in excess of the respective carrying value, resulting in no impairment. Conversely, the estimated fair value for the Extrusions reporting unit was lower than the associated carrying value by an amount greater than the carrying value of the Extrusions reporting unit’s goodwill. Accordingly, Arconic recorded an impairment charge of $65 in the fourth quarter of 2021. As a result, the Extrusions reporting unit no longer contains any goodwill.
The impairment of the Extrusion reporting unit’s goodwill resulted from a combination of market-based factors, including continued delays in aerospace market improvement, the expectation that significant cost inflation will extend beyond 2021 resulting in increasingly limited ability for management to drive margin expansion, and a longer than previously anticipated shift in product mix to lower margin industrial products to replace most of the lost aerospace volume. Further, current market factors also resulted in a 150-basis point increase in the WACC compared to the fourth quarter of 2020. Accordingly, given the factors noted above, the estimated fair value of the Extrusions reporting unit was less than the carrying value resulting in a full impairment of its goodwill.

The annual review in 2020 and 2019 indicated that goodwill was not impaired for any of Arconic’s reporting units and there were no triggering events since that time that necessitated an interim quantitative impairment test for any of the Company’s reporting units. That said, in light of the economic impact of the COVID-19 pandemic (i.e., stock market volatility, customer demand disruption, etc.), the Company did perform periodic qualitative assessments throughout 2020 in which management concluded that no impairment existed and, therefore, no further analysis was required.
Other Intangible Assets.   Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Rolled Products	7	15
Building and Construction Systems	4	20
Extrusions	4	10
Leases. Arconic determines whether a contract contains a lease at inception. The Company leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Certain real estate leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. Arconic includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. Certain of the Company’s real estate lease agreements include rental payments that either have fixed contractual increases over time or adjust periodically for inflation. Also, certain of the Company’s lease agreements include variable lease payments. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and is recorded as lease cost in the period incurred.
Operating lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term calculated at the lease commencement date and are recognized as lease expense on a straight-line basis over the lease term. Arconic uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of the Company’s leases do not provide an implicit rate. The operating lease right-of-use assets also include any lease prepayments made and are reduced by lease incentives and accrued exit costs.
Environmental Matters.   Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery, which are recognized when probable and as agreements are reached with third parties. The estimates may also include costs related to other potentially responsible parties to the extent that Arconic has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
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
Revenue Recognition.   Arconic’s contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, may also generally include terms under negotiated multi-year agreements. These customer contracts typically consist of the manufacture of products, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. Arconic produces aluminum sheet and plate; extruded and machined parts; integrated aluminum architectural systems; and architectural extrusions. Transfer of control is assessed based on alternative use of the products produced and Arconic’s enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel).
In certain circumstances, Arconic receives advanced payments from its customers for product to be delivered in future periods. These advanced payments are recorded as deferred revenue until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Deferred revenue is included in Other current liabilities and Other noncurrent liabilities on the Consolidated Balance Sheet.
Pension and Other Postretirement Benefits.   For all periods prior to January 1, 2020 (see below), certain employees attributable to the Arconic Corporation Businesses participated in defined benefit pension and other postretirement benefit plans sponsored by ParentCo (the “Shared Plans”), which also included participants attributable to non-Arconic Corporation Businesses. Arconic accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic did not record an asset or liability to recognize any portion of the funded status of the Shared Plans. However, the related expense recorded by the Company was based primarily on pensionable compensation and estimated interest costs related to participants attributable to the Arconic Corporation Businesses.
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
In preparation for the Separation, effective January 1, 2020, certain of the Shared Plans were separated into standalone plans for both Arconic (“New Direct Plans”) and ParentCo (see Note H). Additionally, effective April 1, 2020, certain of the other remaining Shared Plans were assumed by Arconic (“Additional New Direct Plans”) (See Note H). Accordingly, beginning on the respective effective dates, the New Direct Plans and the Additional New Direct Plans are accounted for as defined benefit pension and other postretirement plans. Additionally, the Direct Plans continue to be accounted for as defined benefit pension and other postretirement plans.
Stock-Based Compensation.   For all periods prior to the Separation Date, eligible employees attributable to the Arconic Corporation Businesses participated in ParentCo’s stock-based compensation plan. The compensation expense recorded by Arconic included the expense associated with these employees, as well as the expense associated with an allocation of stock-based compensation expense for ParentCo’s corporate employees (see Cost Allocations in Note A). For all periods after the Separation Date, Arconic recorded stock-based compensation expense for all of the Company's employees eligible to participate in Arconic’s stock-based compensation plan. The following describes the manner in which stock-based compensation expense was initially determined for both Arconic and ParentCo.
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
Income Taxes.   The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Arconic’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

For all periods prior to the Separation Date, the Arconic Corporation Businesses were included in the income tax filings of ParentCo. The provision for income taxes was determined in the same manner described above, but on a on a separate return methodology as if Arconic was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach was assumed to be immediately settled with ParentCo as a component of Parent Company net investment. Deferred taxes were also determined in the same manner described above and were reflected in the Consolidated Balance Sheet for net operating losses, credits or other attributes to the extent that such attributes were expected to transfer to Arconic upon the Separation. Any difference from attributes generated in a hypothetical return on a separate return basis was adjusted as a component of Parent Company net investment.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Arconic’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the grant and lapse of tax holidays.
Arconic applies a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low Taxed Income (GILTI) income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
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
Foreign Currency.   The local currency is the functional currency for Arconic’s significant operations outside the United States, except for operations in Russia, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Arconic’s operations is made based on the appropriate economic and management indicators.
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
On January 1, 2020, Arconic adopted changes issued by the Financial Accounting Standards Board (FASB) to credit losses. This guidance added a new impairment model (known as the current expected credit loss (CECL) model), which is based on expected losses rather than incurred losses. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. This guidance will need to be considered in future assessments of credit losses.

Effective December 31, 2020, Arconic adopted changes issued by the FASB that modify disclosures for defined benefit pension plans and other postretirement benefit plans. These modifications consist of the elimination, addition, and clarification of several disclosures aimed at improving the effectiveness of such disclosure. Changes that impact Arconic’s disclosure include the following: (i) elimination of presenting the amounts in accumulated other comprehensive income expected to be recognized (i.e., amortization of net actuarial losses and prior service costs) as non-service components of net periodic benefit cost over the next fiscal year; (ii) for postretirement health care benefits, elimination of the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit cost and (b) benefit obligation; and (iii) addition of an explanation of the reasons for significant gains and losses related to the changes in benefit obligations for the reporting period. The remaining changes under this guidance either do not represent a change to the Company’s previous disclosures or are not applicable. Other than applying the disclosure changes (see Note H), the adoption of this guidance did not have an impact on the Consolidated Financial Statements.
On January 1, 2019, Arconic adopted changes issued by the FASB to the accounting and presentation of leases. These changes require lessees to recognize a right-of-use asset and lease liability on the balance sheet, initially measured at the present value of the future lease payments for all operating leases with a term greater than 12 months. These changes were applied using the modified retrospective approach as of the date of adoption, under which leases existing at, or entered into after, January 1, 2019 were required to be measured and recognized on the Consolidated Balance Sheet. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed, among other things, the Company to carry forward the historical lease classification. The Company also elected to separate lease components from non-lease components for all classes of assets. The adoption of this new guidance resulted in the Company recording operating lease right-of-use assets and lease liabilities of $150 on the Consolidated Balance Sheet as of January 1, 2019. Also, the Company reclassified a net $73 to Parent Company net investment comprised of  $119 from Other noncurrent liabilities and deferred credits, $24 from Properties, plants, and equipment, net, and $22 from Deferred income tax assets reflecting the cumulative effect of an accounting change related to the sale-leaseback of Arconic’s Texarkana (Texas) cast house (see Note S). The adoption of the standard had no impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows. See Note P for disclosures related to the Company’s operating leases.
Recently Issued Accounting Guidance.   In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of December 31, 2021, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company will not need to consider the application of this guidance related to its credit agreement, which is scheduled to mature on May 13, 2025 and provides a credit facility that is referenced to LIBOR in certain borrowing situations, as the terms of such agreement currently provide for a replacement rate if LIBOR is discontinued by the end of 2021 as expected. That said, management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.   Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

For the year ended December 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Ground Transportation	$2,697	$—	$102	$2,799
Building and Construction	244	1,011	—	1,255
Packaging	1,217	—	—	1,217
Aerospace	512	—	119	631
Industrial Products and Other	1,517	—	85	1,602
Total end-market revenue	$6,187	$1,011	$306	$7,504
2020
Ground Transportation	$1,761	$—	$88	$1,849
Building and Construction	154	963	—	1,117
Packaging	773	—	—	773
Aerospace	598	—	222	820
Industrial Products and Other	1,049	—	71	1,120
Total end-market revenue	$4,335	$963	$381	$5,679
2019
Ground Transportation	$2,428	$—	$117	$2,545
Building and Construction	182	1,118	—	1,300
Packaging	885	—	—	885
Aerospace	1,016	—	291	1,307
Industrial Products and Other	1,098	—	142	1,240
Total end-market revenue	$5,609	$1,118	$550	$7,277

D.   Segment and Related Information
Segment Information
Arconic has three operating and reportable segments, which are organized by product on a global basis: Rolled Products, Building and Construction Systems, and Extrusions (see segment descriptions below). The Company determined the chief operating decision maker to be the CEO, who regularly reviews the financial information of these three segments to assess performance and allocate resources.
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

The following are detailed descriptions of Arconic’s reportable segments:
Rolled Products.   This segment produces aluminum sheet and plate for a variety of end markets. Sheet and plate are sold directly to customers and through distributors related to the aerospace, ground transportation, packaging, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets. A small portion of this segment also produced aseptic foil for the packaging end market prior to February 1, 2020 (see Note S). While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate is to a relatively small number of customers. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers. Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities (see Note T).
Building and Construction Systems.   This segment manufactures products that are used primarily in the non-residential building and construction end market. These products include integrated aluminum architectural systems and architectural extrusions, which are sold directly to customers and through distributors.
Extrusions.   This segment produces a range of extruded and machined parts for the aerospace, ground transportation, and industrial products end markets. These products are sold directly to customers and through distributors. Prices for these products are generally based on the price of metal plus a premium for adding value to the aluminum to produce a semi-finished product, resulting in a business model in which the underlying price of metal is contractually passed-through to customers.
The operating results and assets of Arconic’s reportable segments were as follows (differences between segment totals and Arconic’s consolidated totals for line items not reconciled are in Corporate):

	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Sales:
Third-party sales	$6,187	$1,011	$306	$7,504
Intersegment sales	33	—	1	34
Total sales	$6,220	$1,011	$307	$7,538
Segment Adjusted EBITDA(1)	$655	$130	$(28)	$757
Provision for depreciation and amortization	$197	$17	$23	$237
2020
Sales:
Third-party sales	$4,335	$963	$381	$5,679
Intersegment sales	19	—	2	21
Total sales	$4,354	$963	$383	$5,700
Segment Adjusted EBITDA(1),(2)	$527	$137	$(16)	$648
Provision for depreciation and amortization	$192	$18	$25	$235
2019
Sales:
Third-party sales	$5,609	$1,118	$550	$7,277
Intersegment sales	25	—	3	28
Total sales	$5,634	$1,118	$553	$7,305
Segment Adjusted EBITDA(1),(2)	$640	$126	$(9)	$757
Provision for depreciation and amortization	$185	$18	$29	$232

	Rolled Products	Building and Construction Systems	Extrusions	Total
2021
Assets:
Segment assets*	$4,766	$416	$381	$5,563
Supplemental information:
Capital expenditures	147	11	14	172
Goodwill	253	69	—	322
2020
Assets:
Segment assets	$3,895	$381	$420	$4,696
Supplemental information:
Capital expenditures	134	7	11	152
Goodwill	254	71	65	390
_____________________
*In the 2021 fourth quarter, the Rolled Products segment recorded a net adjustment of $10 (approximately $7 of which relates to prior quarters in 2021) related to write-downs of scrap inventory. The out-of-period amounts were not material to any interim or annual period.
The following tables reconcile certain segment information to consolidated totals:

For the year ended December 31,	2021	2020	2019
Sales:
Total segment sales	$7,538	$5,700	$7,305
Elimination of intersegment sales	(34)	(21)	(28)
Other	—	(4)	—
Consolidated sales	$7,504	$5,675	$7,277

The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Arconic Corporation:

For the year ended December 31,	2021	2020	2019
Total Segment Adjusted EBITDA(1)	$757	$648	$757
Unallocated amounts:
Corporate expenses(1),(2)	(33)	(24)	(53)
Stock-based compensation expense (K)	(22)	(23)	(40)
Metal price lag(3)	(16)	(27)	(39)
Provision for depreciation and amortization	(253)	(251)	(252)
Impairment of goodwill (B & O)	(65)	—	—
Restructuring and other charges(4) (E)	(624)	(188)	(87)
Other(1),(5)	(36)	(55)	(71)
Operating (loss) income	(292)	80	215
Interest expense (F)	(100)	(118)	(115)
Other (expenses) income, net(1) (G)	(67)	(70)	15
Benefit (Provision) for income taxes (I)	62	(1)	62
Net income attributable to noncontrolling interest	—	—	—
Consolidated net (loss) income attributable to Arconic(2)	$(397)	$(109)	$177

(1)In preparation for the Separation, effective January 1, 2020, certain U.S. defined benefit pension and other postretirement plans previously sponsored by ParentCo were separated into standalone plans for both Arconic and Howmet Aerospace. Additionally, effective April 1, 2020, Arconic assumed a portion of the obligations associated with certain non-U.S. defined benefit pension plans that included participants related to both the Arconic Businesses and the Howmet Aerospace Businesses, as well as legacy defined benefit pension plans assigned to the Company as a result of the Separation. As a result, beginning in the first quarter of 2020 for these U.S. plans and in the second quarter of 2020 for these non-U.S. plans, Arconic applied defined benefit plan accounting resulting in benefit plan expense being recorded in operating income (service cost) and nonoperating income (nonservice cost). In all historical periods prior to these respective timeframes, Arconic was considered a participating employer in ParentCo’s defined benefit plans and, therefore, applied multiemployer plan accounting resulting in the Company’s share of benefit plan expense being recorded entirely in operating income. Also, Arconic is the plan sponsor of certain other non-U.S. defined benefit plans that contain participants related only to the Arconic Businesses and, therefore, the related benefit plan expense was recorded in accordance with defined benefit plan accounting in all periods presented. The following table presents the total benefit plan expense (excluding settlements and curtailments) recorded by Arconic based on the foregoing in each period presented:

For the year ended December 31,	2021	2020	2019
Segment Adjusted EBITDA:
Rolled Products	$(18)	$(17)	$(62)
Building and Construction Systems	(2)	(2)	(5)
Extrusions	(7)	(7)	(18)
Segment total	(27)	(26)	(85)
Unallocated amounts:
Corporate expenses	—	—	(15)
Other	—	1	(9)
Subtotal	—	1	(24)
Other expenses, net	(60)	(78)	(2)
Total	$(87)	$(103)	$(111)
(2)Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities. The amounts presented for all periods prior to second quarter 2020 include an allocation of ParentCo’s corporate expenses, including research and development expenses, for the portion of the period prior to the Separation Date (see Cost Allocations in Note A).
(3)Metal price lag represents the financial impact of the timing difference between when aluminum prices included in Sales are recognized and when aluminum purchase prices included in Cost of goods sold are realized. This adjustment aims to remove the effect of the volatility in metal prices and the calculation of this impact considers applicable metal hedging transactions.
(4)In 2021 and 2020, Restructuring and other charges include a $584 and $199, respectively, charge for the settlement of certain employee retirement benefits virtually all of which were within the United States and the United Kingdom (see Note H).
(5)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA.

December 31,	2021	2020
Assets:
Total segment assets	$5,563	$4,696
Unallocated amounts:
Cash and cash equivalents	335	787
Prepaid expenses and other current assets	55	53
Corporate fixed assets, net	153	187
Operating lease right-of-use assets	122	144
Deferred income taxes (I)	229	329
Other noncurrent assets	88	97
Other	35	21
Consolidated assets	$6,580	$6,314
Customer Information
In 2021, 2020, and 2019 Arconic generated more than 10% of its consolidated sales from one customer, Ford Motor Company. These sales amounted to $761, $647, and $942 in 2021, 2020, and 2019 respectively, and were included in the Rolled Products segment.
Geographic Area Information
Geographic information for sales was as follows (based upon the country where the point of sale occurred):

For the year ended December 31,	2021	2020	2019
Sales:
United States	$4,753	$3,697	$4,760
Russia*	793	535	512
China	696	429	486
Hungary*	625	462	614
France	260	207	277
United Kingdom	169	144	230
Other	208	201	398
	$7,504	$5,675	$7,277
_____________________
*In all periods presented, sales of a portion of aluminum products from Arconic’s plant in Russia were completed through the Company’s international selling company located in Hungary.
Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2021	2020
Long-lived assets:
United States	$1,998	$2,019
China	242	252
Russia	200	213
Hungary	98	108
United Kingdom	79	82
France	15	18
Other	19	20
	$2,651	$2,712

E.   Restructuring and Other Charges
Restructuring and other charges for each year in the three-year period ended December 31, 2021 were comprised of the following:

	2021	2020	2019
Settlements related to employee retirement benefit plans (H)	$584	$199	$—
Asset impairments	34	15	68
Layoff costs	3	23	30
Net loss (gain) on divestitures of assets and businesses (S)	1	(49)	(20)
Other*	6	14	9
Reversals of previously recorded layoff and other costs	(4)	(14)	—
Restructuring and other charges	$624	$188	$87
__________________
*In 2020 and 2019, Other includes $2 and $7, respectively, related to the allocation of ParentCo’s corporate restructuring activity to Arconic (see Cost Allocations in Note A).
Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.
2021 Actions. In 2021, Arconic recorded Restructuring and other charges of $624, which were comprised of the following components: a $584 charge for the settlement of certain employee retirement benefits (see Note H); a $34 charge for the impairment of several buildings and equipment due to management’s decision to abandon these assets located at the Company’s primary research and development facility; a $7 charge related to idling certain operations in the Extrusions segment, including layoff costs associated with approximately 115 employees; a $4 net benefit for legacy tax and legal matters related to Brazil; a $4 charge related to several legal matters, including the assumption of a related environmental remediation obligation (see Environmental Matters in Note T); a $4 credit for the reversal of reserves established in prior periods (see 2020 Actions below); a $1 additional loss on the sale of an aluminum rolling mill in Brazil (see Itapissuma in Note S); and a $2 net charge for other items.
As of September 30, 2021, the employee separations associated with 2021 restructuring programs were essentially complete. In 2021, the Company made cash payments of $2 against layoff reserves related to the 2021 restructuring programs.
2020 Actions.  In 2020, Arconic recorded a net charge of $188 in Restructuring and other charges, which were comprised of the following components: a $199 charge for the settlement of certain employee retirement benefits, virtually all within the United States and the United Kingdom (see Note H); a $25 benefit for contingent consideration received related to the 2018 sale of the Texarkana (Texas) rolling mill (see Note S); a $25 net gain related to the sales of an extrusions plant in South Korea and an aluminum rolling mill in Brazil (see Note S); a $21 charge for costs, of which $5 is for layoff costs associated with approximately 90 employees, related to the planned closure and related reorganizations of several small facilities in the Building and Construction Systems and Extrusions segments; an $18 charge for layoff costs associated with the separation of approximately 460 employees across the Company in response to the impact of the COVID 19 pandemic (see Note A); a $14 credit for the reversal of reserves established in prior periods, including $5 related to an environmental matter (see Note T); a $4 charge for legacy non-income tax matters in Brazil; a $2 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and an $8 net charge for other items.
In 2021, the total number of employees to be separated was updated to 500 from 550 to reflect employees initially identified for separation accepting other positions within the Company and natural attrition. As of December 31, 2021, the employee separations associated with 2020 restructuring programs were essentially complete. In 2021 and 2020, the Company made cash payments of $5 and $15, respectively, against layoff reserves related to the 2020 restructuring programs.
2019 Actions.  In 2019, Arconic recorded Restructuring and other charges of $87, which were comprised of the following components: a $53 impairment charge for the assets associated with an aluminum rolling mill in Brazil as a result of signing a definitive sale agreement (see Note S); a $30 charge for layoff costs, including the separation of approximately 480 employees (240 in the Rolled Products segment, 190 in the Building and Construction Systems segment, and 50 in the Extrusions segment); a $20 benefit for contingent consideration received related to the sale of the Texarkana (Texas) rolling mill (see Note S); a $10 charge for the impairment of the carrying value of a trade name intangible asset; a $7 charge for an allocation of ParentCo’s corporate restructuring activity (see Cost Allocations in Note A); and a $7 net charge for other items.

In 2020, the total number of employees to be separated was updated to 370 from 480 to reflect the reversal of a program initiated by ParentCo in 2019, natural attrition, and employees initially identified for separation accepting other positions within the Company. As of September 30, 2021, the employee separations associated with 2019 restructuring programs were essentially complete. In 2021, 2020, and 2019, the Company made cash payments of $3, $9, and $11, respectively, against layoff reserves related to the 2019 restructuring programs.
Segment Information.   The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

For the year ended December 31,	2021	2020	2019
Rolled Products	$1	$(15)	$47
Building and Construction Systems	(2)	5	33
Extrusions	7	(14)	1
Segment total	6	(24)	81
Corporate	618	212	6
	$624	$188	$87
Reserve Activity.   Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2018	$1	$3	$4
Cash payments	(12)	(3)	(15)
Restructuring charges	30	2	32
Other(1)	1	(1)	—
Reserve balances at December 31, 2019	20	1	21
Separation-related adjustments(2)	2	—	2
Cash payments	(24)	(3)	(27)
Restructuring charges	23	4	27
Other(1)	(8)	(1)	(9)
Reserve balances at December 31, 2020	13	1	14
Cash payments	(10)	(5)	(15)
Restructuring charges	3	6	9
Other(1)	(4)	(1)	(5)
Reserve balances at December 31, 2021(3)	$2	$1	$3
_____________________
(1)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)Represents liabilities transferred from ParentCo on April 1, 2020 in connection with the Separation (see Note A).
(3)The remaining reserves are expected to be paid in cash during 2022.
F.   Interest Cost Components

For the year ended December 31,	2021	2020	2019
Amount charged to expense	$100	$118	$115
Amount capitalized	4	6	12
	$104	$124	$127
In 2020 (January through March) and 2019, total interest costs include an allocation of ParentCo’s financing costs of $28 and $115, respectively (see Cost Allocations in Note A). Also, in 2020, total interest costs include $19 for the write-off and immediate expensing of certain debt issuance costs related to a debt refinancing (see Note Q). Typically, such costs are deferred and amortized to interest expense over the term of the related financing arrangement.

G.   Other Expenses (Income), Net

For the year ended December 31,	2021	2020	2019
Non-service costs — Pension and OPEB (H)	$60	$78	$2
Foreign currency losses (gains), net	5	11	(17)
Net loss from asset sales	—	—	2
Interest income	(1)	(4)	(13)
Other, net	3	(15)	11
	$67	$70	$(15)
In 2020, Other, net includes a $20 benefit for the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic for an outstanding income tax matter in Spain. Under the terms of the Tax Matters Agreement (see Note A) related to the Separation, Arconic was responsible for 34% of the potential loss related to this matter should Howmet Aerospace receive an unfavorable ruling from Spain’s Supreme Court. At the time of Separation, Arconic management believed that the likelihood of the Company performing under the indemnification was probable resulting in a liability being established on Arconic’s opening balance sheet at the Separation Date. In November 2020, a favorable ruling was received from Spain’s Supreme Court bringing a final conclusion to this matter as this decision may not be appealed any further. As no further income tax payment was required of Howmet Aerospace likewise Arconic no longer has a requirement to perform under the indemnification.
H.   Pension and Other Postretirement Benefits
Defined Benefit Plans
Arconic sponsors several defined benefit pension and other postretirement plans covering eligible employees and retirees in U.S. and foreign locations, as well as certain legacy plans previously sponsored by ParentCo. Prior to January 1, 2020 for U.S. plans and prior to April 1, 2020 for certain non-U.S. plans, eligible employees and retirees related to the Arconic Businesses participated in ParentCo-sponsored defined benefit pension and other postretirement plans (the “Shared Plans”), which included participants related to the Howmet Aerospace Businesses and ParentCo corporate participants, as well as eligible retirees from previously closed or sold operations. Also, prior to the Separation Date, other eligible employees and retirees related to the Arconic Businesses participated in certain non-U.S. defined benefit pension and other postretirement plans (the “Direct Plans”).
The Company accounted for the portion of the Shared Plans related to its employees as multiemployer benefit plans. Accordingly, Arconic did not record an asset or liability to recognize the funded status of the Shared Plans. However, the related pension and other postretirement benefit expenses attributable to Arconic were based primarily on pensionable compensation of active Arconic participants and estimated interest costs, respectively. The Company also recorded an allocation of pension and other postretirement benefit expenses for the Shared Plans attributable to ParentCo corporate participants, as well as to participants related to closed and sold operations (see Cost Allocations in Note A).
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
In preparation for the Separation, effective January 1, 2020, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo (the “U.S. Shared Plans” – see above) were separated into standalone plans for both Arconic (the “New Direct Plans”) and Howmet Aerospace. Accordingly, on January 1, 2020, Arconic recognized an aggregate liability of $1,920, of which $60 was current, reflecting the combined net unfunded status of the New Direct Plans, comprised of a benefit obligation of $4,255 and plan assets of $2,335, as well as $1,752 (net of tax impact) in Accumulated other comprehensive loss representing a net actuarial loss.
Additionally, effective on the Separation Date, certain other Shared Plans (the “Additional New Direct Plans,” and, collectively with the Direct Plans and New Direct Plans, the “Cumulative Direct Plans”) were assumed by Arconic. Accordingly, on April 1, 2020, Arconic recognized a noncurrent asset of $65 and a noncurrent liability of $15, reflecting the combined net funded status of the Additional New Direct Plans, as well as $50 (net of tax impact) in Accumulated other comprehensive loss representing a net actuarial loss.
U.S. Pension Plan Annuitizations—In April 2021, Arconic purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 8,400 participants in two U.S. defined benefit pension plans to an insurance company. In connection with this transaction, the Company contributed a total of $250 to the two plans to maintain the funding level of the remaining plan obligations not transferred. This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Activity in Note Q). Prior to this action, these two plans had an aggregate of approximately 23,000 participants.
This transaction represents a significant settlement event, and, as a result, the Company was required to complete a remeasurement of these two plans (generally completed on an annual basis as of December 31, 2020), including an interim actuarial valuation of the plan obligations. Accordingly, the weighted-average discount rate used in calculating the plan obligations increased to 3.10% as of April 30, 2021 from 2.54% as of December 31, 2020. The remeasurement resulted in a combined projected benefit obligation and fair value of plan assets of $3,337 and $2,790, respectively, as of April 30, 2021. From these amounts, the group annuity transaction resulted in the settlement of $995 in plan obligations and the transfer of $1,007 in plan assets. The remeasurement of these two plans, together with the annuitization, resulted in a $152 net decrease to Accrued pension benefits and a $117 (after-tax) net decrease to Accumulated other comprehensive loss (see Note L). Additionally, the annuitization resulted in the accelerated amortization of a portion of the existing net actuarial loss associated with these two plans in the amount of $549 ($423 after-tax). This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note L).
In December 2020, Arconic purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 7,000 participants from two U.S. defined benefit pension plans to an insurance company. On a combined basis, this transaction resulted in the settlement of approximately $240 in plan obligations and the transfer of approximately $245 in plan assets. Prior to this action, these two plans had approximately 30,000 participants combined. The Company recognized a $140 ($108 after-tax) settlement charge, which represents the accelerated amortization of a portion of the existing net actuarial loss associated with these plans. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note L).
U.S. OPEB Plan Amendments—In August 2021, Arconic modified the medical benefit coverage offered to certain Medicare-eligible participants under the Company's U.S. other postretirement benefit plan. Effective January 1, 2022, this modification results in lower premiums and increased benefits to the participants. This change qualifies as a significant plan amendment to the Company's U.S. other postretirement benefit plan. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 2.78% at August 31, 2021 from 2.61% at December 31, 2020. The amendment, together with the remeasurement of this plan, resulted in a $34 net decrease to the Company's other postretirement benefits liability and a $26 (after-tax) net decrease to Accumulated other comprehensive loss (see Note L) on the accompanying Consolidated Balance Sheet. The impact of this change on the Company's annual net periodic benefit cost is not material. The Company's estimated annual benefit payments will decrease by approximately $4 beginning in 2022.
In July 2020, Arconic and the United Steelworkers agreed to modify the medical benefit coverage offered to certain Medicare-eligible participants under the Company's U.S. other postretirement benefit plan, as provided for in the current master collective bargaining agreement between the parties. Effective January 1, 2021, this modification results in lower premiums and increased benefits to the participants. This change qualifies as a significant plan amendment to the Company's U.S. other postretirement benefit plan. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 2.54% at July 31, 2020 from 3.17% at December 31, 2019. The amendment, together with the remeasurement of this plan, resulted in a net decrease to both the Company's other postretirement benefits liability of $7 and Accumulated other comprehensive loss of $5 (after-tax). The impact of this change on the Company's annual net periodic benefit cost is not material. The Company's estimated annual benefit payments decreased by approximately $20 beginning in 2021.
U.K. Pension Plan Annuitization—In June 2020, Arconic and Howmet Aerospace, together, executed several liability management actions related to approximately 1,800 participants in a U.K. defined benefit pension plan. The primary action was the purchase of a group annuity contract to transfer the obligation to pay the remaining retirement benefits of certain plan participants to an insurance company. On a combined basis, these actions resulted in the settlement of approximately $400 in plan obligations and the transfer of approximately $460 in plan assets. In the 2020 second quarter, the Company contributed $10 to the plan to facilitate these actions and maintain the funding level of the remaining plan obligations. Prior to these actions, this plan had approximately 3,350 participants combined.
Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated to 1.55% at June 30, 2020 from 2.05% at December 31, 2019. The settlement events, together with the remeasurement of the plan, resulted in an approximately $250 net reduction to the Company’s remaining plan obligation and both a decrease to the Company’s pension benefit asset and a settlement charge of $58 ($48 after-tax) in 2020. The settlement charge represents the accelerated amortization of a portion of the existing net actuarial loss associated with this plan. This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss. Subsequent to this remeasurement, the remaining respective plan obligations and plan assets attributable to Arconic and Howmet Aerospace were transferred into separate plans and the existing U.K. plan was terminated. Immediately following the completion of the transfer, the Company’s remaining plan obligation was approximately $240 and the plan assets were approximately $260 related to 1,050 plan participants.
The following table summarizes the total expenses (excluding settlements and curtailments) recognized by Arconic related to the pension and other postretirement benefits described above:

		Pension benefits			Other postretirement benefits
		For the year ended December 31,			For the year ended December 31,
Type of Plan	Type of Expense	2021	2020	2019	2021	2020	2019
Cumulative Direct Plans	Net periodic benefit cost	$68	$82	$5	$19	$22	$—
Shared Plans	Multiemployer contribution expense	—	—	61	—	—	21
Shared Plans	Cost allocation	—	(1)	20	—	—	4
		$68	$81	$86	$19	$22	$25

The funded status of Arconic’s Cumulative Direct Plans is measured as of December 31 each calendar year. All the information that follows for pension and other postretirement benefit plans is only applicable to the Cumulative Direct Plans, as appropriate. As of and for the year ended December 31, 2019, the Company’s other postretirement benefit plans were not material.
Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$4,081	$142	$514	$1
Establishment of additional defined benefit plans - New Direct Plans	—	3,688	—	567
Separation-related adjustments - Additional New Direct Plans	—	550	—	—
Service cost	21	21	6	5
Interest cost	63	108	11	13
Amendments	—	—	(30)	(52)
Actuarial (gains) losses(1)	(105)	382	(23)	33
Benefits paid	(183)	(273)	(38)	(55)
Settlements	(1,051)	(542)	—	—
Foreign currency translation impact	(9)	10	—	—
Divestitures	—	(5)	—	—
Medicare part D subsidy receipts	—	—	—	2
Benefit obligation at end of year(2)	$2,817	$4,081	$440	$514
Change in plan assets
Fair value of plan assets at beginning of year	$2,754	$79	$—	$—
Establishment of additional defined benefit plans - New Direct Plans	—	2,335	—	—
Separation-related adjustments - Additional New Direct Plans	—	600	—	—
Actual return on plan assets	177	350	—	—
Employer contributions	458	271	—	—
Benefits paid	(176)	(266)	—	—
Settlements	(1,069)	(595)	—	—
Foreign currency translation impact	(3)	3	—	—
Divestitures	—	(4)	—	—
Administrative expenses	(17)	(19)	—	—
Fair value of plan assets at end of year(2)	$2,124	$2,754	$—	$—
Funded status(2)	$(693)	$(1,327)	$(440)	$(514)
Amounts recognized on the Consolidated Balance Sheet:
Noncurrent assets	$32	$24	$—	$—
Current liabilities	(8)	(8)	(29)	(35)
Noncurrent liabilities	(717)	(1,343)	(411)	(479)
Net amount recognized	$(693)	$(1,327)	$(440)	$(514)
Amounts recognized in Accumulated Other Comprehensive Loss (pretax):
Net actuarial loss	$1,389	$2,204	$166	$197
Prior service benefit	—	—	(85)	(61)
Net amount recognized	$1,389	$2,204	$81	$136
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (pretax):
Net actuarial loss	$(137)	$276	$(23)	$35
Amortization of net actuarial loss	(678)	(322)	(8)	(8)
Prior service benefit	—	—	(30)	(52)
Amortization of prior service benefit	—	—	6	4
Total	$(815)	$(46)	$(55)	$(21)

_____________________
(1)At December 31, 2021 and 2020, actuarial (gains) losses for pension benefits includes approximately $(130) and $370, respectively, attributable to the change in the discount rate used to determine the benefit obligation (see “Assumptions” below).
(2)At December 31, 2021, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $2,398, $1,744, and $654, respectively. At December 31, 2020, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $3,646, $2,379, and $1,267, respectively.
Pension Plan Benefit Obligations

	Pension benefits
December 31,	2021	2020
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$2,817	$4,081
Accumulated benefit obligation	2,807	4,068
The aggregate projected benefit obligation and fair value of plan assets for defined benefit pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	2,472	3,795
Fair value of plan assets	1,747	2,444
The aggregate accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	2,464	3,784
Fair value of plan assets	1,747	2,444
Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits
For the year ended December 31,	2021	2020	2019	2021	2020
Service cost	$21	$21	$3	$6	$5
Interest cost	63	108	4	11	13
Expected return on plan assets	(110)	(170)	(5)	—	—
Amortization of net actuarial loss	94	123	3	8	8
Amortization of prior service benefit	—	—	—	(6)	(4)
Settlements(2)	584	199	—	—	—
Net periodic benefit cost(3)	$652	$281	$5	$19	$22
_____________________
(1)In 2021 and 2020, net periodic benefit cost for U.S pension plans was $653 and $220, respectively.
(2)In 2021, Settlements were due to the purchase of a group annuity contract ($549 - see U.S. Pension Plan Annuitizations above) and the payment of lump-sum benefits ($35). In 2020, Settlements were due to two separate purchases of a group annuity contract (see U.S. Pension Plan Annuitizations and U.K. Pension Plan Annuitization above).
(3)Service cost was included within Cost of goods sold, Settlements were included within Restructuring and other charges, and all other components were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.

Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	Benefit obligations		Net periodic benefit cost
	December 31,		For the year ended December 31,
	2021	2020	2021	2020	2019
Discount rate—pension plans	2.76%	2.45%	2.27%	2.86%	3.12%
Discount rate—other postretirement benefit plans	2.90	2.61	2.19	2.49	*
Rate of compensation increase—pension plans	2.66	2.55	2.54	3.20	3.42
Expected long-term rate of return on plan assets—pension plans	—	—	4.91	6.09	6.73
______________________
*In 2019 the Company's other postretirement benefit plans were not material.
The discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors. The yield curve model parallels the projected plan cash flows, which have a weighted average duration of 13 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the plan obligations multiple times. If a deep market of high quality corporate bonds does not exist in a country, then the yield on government bonds is used.
The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. For 2021 and 2020, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2022, management anticipates that the weighted-average expected long-term rate of return will be in the range of 5.00% to 6.00%.
Weighted-average assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (non-U.S. plans are not material):

	2021	2020
Health care cost trend rate assumed for next year	4.5%	7.7%
Rate to which the cost trend rate gradually declines	4.7%	4.6%
Year that the rate reaches the rate at which it is assumed to remain	2027	2026
The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by the Company’s other postretirement benefit plans. For 2022, a 4.5% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans.

Plan Assets
Arconic’s pension plan investment policy and weighted average asset allocations at December 31, 2021 and 2020, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy maximum	2021	2020
Equities	40%	31%	20%
Fixed income	100%	56	51
Other investments	30%	13	29
Total		100%	100%
The principal objectives underlying the investment of the pension plan assets are to ensure that Arconic can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within various asset classes to protect asset values against adverse movements. The use of derivative instruments is permitted where appropriate and necessary for achieving diversification across the balance of the asset portfolio. Investment practices comply with the requirements of applicable country laws and regulations.
The following section describes the valuation methodologies used by the trustees to measure the fair value of pension plan assets. For plan assets measured at net asset value, this refers to the net asset value of the investment on a per share basis (or its equivalent) as a practical expedient. Otherwise, an indication of the level in the fair value hierarchy in which each type of asset is generally classified is provided (see Note U for the definition of fair value and a description of the fair value hierarchy).
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
The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while Arconic believes the valuation methods used by the plans’ trustees are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the fair value of pension plan assets classified under either the appropriate level of the fair value hierarchy or net asset value:

December 31, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$12	$—	$—	$392	$404
Long/short equity hedge funds	—	—	—	24	24
Private equity	—	—	—	224	224
	$12	$—	$—	$640	$652
Fixed Income:
Intermediate and long duration government/credit	$95	$412	$—	$612	$1,119
Other	23	—	—	50	73
	$118	$412	$—	$662	$1,192
Other investments:
Real estate	$—	$—	$—	$108	$108
Discretionary and systematic macro hedge funds	—	—	—	99	99
Other	—	—	—	77	77
	$—	$—	$—	$284	$284
Total*	$130	$412	$—	$1,586	$2,128

December 31, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$1	$—	$—	$276	$277
Long/short equity hedge funds	—	—	—	107	107
Private equity	—	—	—	143	143
	$1	$—	$—	$526	$527
Fixed Income:
Intermediate and long duration government/credit	$117	$602	$—	$606	$1,325
Other	1	—	—	44	45
	$118	$602	$—	$650	$1,370
Other investments:
Real estate	$39	$—	$—	$93	$132
Discretionary and systematic macro hedge funds	—	—	—	531	531
Other	—	—	—	94	94
	$39	$—	$—	$718	$757
Total*	$158	$602	$—	$1,894	$2,654
______________________
*As of December 31, 2021 and 2020, the total fair value of pension plan assets excludes a net payable of $4 and net receivable of $100, respectively, which represents securities not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows
It is Arconic’s policy to contribute amounts to funded defined benefit pension plans sufficient to meet the minimum requirements set forth in applicable country employee benefit and tax regulations, including ERISA for U.S. plans. From time to time, Arconic may contribute additional amounts as deemed appropriate. In 2021 and 2020, cash contributions to Arconic’s funded defined benefit pension plans were $458 and $271, respectively. The 2021 cash contributions include a total of $250 made by the Company in April 2021 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract (see U.S. Pension Plan Annuitizations above). The minimum required contributions to Arconic’s funded defined benefit pension plans in 2022 are estimated to be $32, of which $22 is for U.S. plans. Benefit payments expected to be paid to pension (funded and unfunded) and other postretirement benefit plan participants are as follows:

For the year ended December 31,	Pension benefits	Other postretirement benefits
2022	$164	$29
2023	162	28
2024	160	27
2025	158	27
2026	158	27
2027 through 2031	763	128
	$1,565	$266
Defined Contribution Plans
Arconic sponsors savings and investment plans in the United States and certain other countries. Prior to the Separation Date, employees attributable to the Arconic Businesses participated in ParentCo-sponsored plans. In the United States, employees may contribute a portion of their compensation to the plans, and Arconic (ParentCo prior to the Separation Date) matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, Arconic (ParentCo prior to the Separation Date) makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees. Arconic’s expenses (contributions) related to all defined contribution plans were $39 in 2021, $35 in 2020, and $38 in 2019.

I.   Income Taxes
(Benefit) Provision for income taxes. The components of (loss) income before income taxes were as follows:

For the year ended December 31,	2021	2020	2019
Domestic - United States	$(611)	$(126)	$64
Foreign	152	18	51
	$(459)	$(108)	$115
(Benefit) Provision for income taxes consisted of the following:

For the year ended December 31,	2021	2020	2019
Current:
Foreign	$36	$13	$16
U.S. state and local	2	4	3
	38	17	19
Deferred:
U.S. federal*	(86)	(12)	(83)
Foreign	(2)	4	11
U.S. state and local	(12)	(8)	(9)
	(100)	(16)	(81)
Total	$(62)	$1	$(62)
__________________
*    Includes U.S. income taxes related to foreign income. Also, in 2020, the Deferred amount includes a $21 charge related to income generated by the Company prior to the Separation Date that was included in ParentCo’s 2020 tax return.
A reconciliation of the U.S. federal statutory rate to Arconic’s effective tax rate was as follows (the effective tax rate was a benefit on loss in 2021, a provision on loss in 2020, and a benefit on income in 2019):

For the year ended December 31,	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Taxes on foreign operations - rate differential	0.1	(4.8)	(6.0)
Other taxes related to foreign operations(1)	(5.0)	(9.4)	23.5
U.S. state and local taxes, including federal benefit	2.6	3.3	(2.6)
Statutory tax rate and law changes	(0.3)	(2.1)	—
Changes in valuation allowances	(0.9)	(7.3)	30.4
Non-taxable income - indemnification liability(2)	0.4	3.8	—
Subsidiary recapitalizations and reorganizations(3)	(1.1)	(3.9)	(121.8)
Impairment of goodwill	(3.0)	—	—
Non-deductible costs related to the Separation (A)	—	(2.2)	3.5
Other	(0.3)	0.7	(1.9)
Effective tax rate	13.5%	(0.9)%	(53.9)%
_____________________
(1)In 2021 and 2019, this line item includes the impact of incremental income tax expense of $11 and $35, respectively, related to foreign operations that generated income subject to the global intangible low-taxed income inclusion under the U.S. Internal Revenue Code.
(2)In 2020, this line item reflects the impact of the absence of income tax expense for non-taxable income generated by the reversal of a liability previously established at the Separation Date related to a potential indemnification to Howmet Aerospace by Arconic for an outstanding income tax matter in Spain (see Note G).

(3)In 2019, this line item represents the impact of a $140 net tax benefit related to a U.S. tax election that resulted in the deemed liquidation of a foreign subsidiary's assets into its U.S. tax parent.
Deferred income taxes. The components of deferred tax assets and liabilities based on the underlying attributes without regard to jurisdiction were as follows:

	2021		2020
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Employee benefits	$331	$—	$503	$3
Tax loss carryforwards	206	—	167	—
Deferred income/expense*	47	—	6	80
Interest	44	—	15	—
Operating lease right-of-use assets and liabilities	30	30	37	37
Loss provisions	24	—	42	—
Inventory accounting method change*	—	97	—	—
Depreciation	13	267	13	256
Other	17	11	2	4
	$712	$405	$785	$380
Valuation allowance	(90)	—	(91)	—
	$622	$405	$694	$380
_____________________
*    In 2021, an accounting method change was filed to revoke the U.S. tax LIFO election. In 2020, the deferred tax liability associated with the U.S. tax LIFO election was presented as Deferred Income/expense.
The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2021	Expires within 10 years	Expires within 11-20 years	No expiration(1)	Other(2)	Total
Tax loss carryforwards	$34	$30	$142	$—	$206
Employee benefits	—	—	—	331	331
Other	—	2	44	129	175
Valuation allowance	(32)	(6)	(5)	(47)	(90)
	$2	$26	$181	$413	$622
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
The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (65%) and taxable temporary differences that reverse within the carryforward period (35%).

The following table details the changes in the valuation allowance:

December 31,	2021	2020	2019
Balance at beginning of year	$91	$113	$107
Establishment of new allowances(1)	3	—	—
Net change to existing allowances(2)	(3)	(16)	18
Separation-related adjustments	—	22	—
Acquisitions and divestitures	—	(31)	—
Release of allowances	—	—	(11)
Foreign currency translation	(1)	3	(1)
Balance at end of year	$90	$91	$113
____________________
(1)This line item reflects valuation allowances initially established as a result of a change in management’s judgement regarding the realizability of deferred tax assets.
(2)This line item reflects movements in previously established valuation allowances, which increase or decrease as the related deferred tax assets increase or decrease. Such movements occur as a result of remeasurement due to a tax rate change and changes in the underlying attributes of the deferred tax assets, including expiration of the attribute and reversal of the temporary difference that gave rise to the deferred tax assets.
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
Uncertain tax positions. Arconic and its subsidiaries file income tax returns in various U.S. federal, U.S. state, and foreign jurisdictions. For U.S. federal income tax purposes, Arconic’s U.S. operations were included in the income tax filings of ParentCo’s U.S. consolidated tax group through March 31, 2020. ParentCo’s U.S. federal income tax filings have been examined for all periods through 2020. In 2021, the Company’s U.S. consolidated tax group filed a nine-month (April 1, 2020 through December 31, 2020) U.S. federal income tax return which is subject to income tax examination. For U.S. state and foreign income tax purposes, Arconic and its subsidiaries remain subject to income tax examinations for the 2014 tax year and forward.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2021	2020	2019
Balance at beginning of year	$23	$21	$18
Additions for tax positions of prior years	1	—	4
Foreign currency translation	(2)	2	(1)
Balance at end of year	$22	$23	$21
Unrecognized tax benefits, if recognized, would not impact the annual effective tax rate for 2021, 2020, and 2019. Management does not anticipate that changes in the Company's unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2022.
It is Arconic’s policy to recognize interest and penalties related to income taxes as a component of the Benefit (Provision) for income taxes on the accompanying Statement of Consolidated Operations. In 2021, 2020, and 2019, Arconic did not recognize any interest or penalties. As of December 31, 2021 and 2020, no interest and penalties were accrued.

J.   Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net (loss) income attributable to Arconic by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. Specific to Arconic, such share equivalents consist of outstanding employee stock awards (excluding out-of-the-money stock options – see below). For periods in which the Company generates net income, the diluted weighted-average number of shares include common share equivalents associated with outstanding employee stock awards. For periods in which the Company generates a net loss, common share equivalents are excluded from the diluted weighted-average number of shares as their effect is anti-dilutive.
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

	2021	2020	2019
Weighted-average shares outstanding – basic	109	109	109
Effect of dilutive share equivalents:
Stock options	—	—	—
Stock units	—	—	—
Weighted-average shares outstanding – diluted	109	109	109

Anti-dilutive share equivalents:
Stock units	3.3	2.6	—
Stock options*:
In-the-money	0.1	—	—
Out-of-the-money	—	—	—
	3.4	2.6	—
________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of December 31, 2020 there were 0.5 million out-of-the money stock options outstanding with a weighted average exercise price of $33.32.
Prior to the Separation Date, Arconic did not have any publicly-traded issued and outstanding common stock or any common share equivalents. Accordingly, in 2019 the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 109,021,376 shares of Arconic common stock distributed on the Separation Date in connection with the completion of the Separation (see Note A).
K.   Preferred and Common Stock
Preferred Stock.   Arconic is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01 per share. At December 31, 2021 and 2020, the Company had no issued preferred stock.
Common Stock.   Arconic is authorized to issue 150,000,000 shares of common stock at a par value of $0.01 per share. On April 1, 2020, in connection with the Separation, the Company distributed 109,021,376 shares of its common stock to ParentCo’s stockholders (see Note A). As of December 31, 2021 and 2020, Arconic had 110,239,390 and 109,205,226, respectively, issued and 105,326,885 and 109,205,226, respectively, outstanding shares of common stock. In 2021 and from April 1, 2020 through December 31, 2020, the Company issued 1,034,164 and 183,850, respectively, shares of common stock under its employee stock-based compensation plan (see below).

On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof. In 2021, Arconic repurchased 4,912,505 shares, of the Company's common stock for $161 under this program.
The Company issues new shares of common stock to satisfy the exercise of stock options and the conversion of stock units granted under its employee stock-based compensation plan. On May 20, 2021, the Company’s shareholders approved an amendment to the plan to increase the shares of common stock authorized for issuance by 3,000,000 to 11,500,000 shares and to eliminate the plan’s fungible share accounting, with the result that shares issued pursuant to full value stock awards, on or after the date of amendment, will be counted against the share reserve as one share issued under each such award, rather than as one and one-half shares. Shares returned to the plan, on or after the date of amendment, will be counted as one share, regardless of whether such shares were counted as one and one-half shares upon grant based on the prior fungible share accounting convention. In 2021 and from April 1, 2020 through December 31, 2020, there were 251,919 and 84,959, respectively, stock options exercised and 1,125,983 and 157,230, respectively, stock units converted (see table below). Additionally, as of December 31, 2021 and 2020, there were 590,906 and 1,026,808, respectively, stock options and 3,913,337 and 4,544,063, respectively, stock units outstanding (i.e., unexercised and/or unvested) under this plan (see table below). Accordingly, as of December 31, 2021 and 2020, there were 4,749,255 and 336,293, respectively, shares of common stock available for issuance under the plan.
Dividends on common stock are subject to authorization by the Company’s Board of Directors. Arconic did not declare any dividends in 2021 and from April 1, 2020 through December 31, 2020.
Stock-based Compensation
For all periods prior to the Separation Date, eligible employees attributable to the Arconic Businesses participated in ParentCo’s stock-based compensation plan. In 2021 and from the Separation Date through December 31, 2020, eligible Arconic employees participated in the Company’s stock-based compensation plan.
Effective April 1, 2020, all outstanding stock options (vested and non-vested) and non-vested stock units originally granted under ParentCo’s stock-based compensation plan related to employees of the Arconic Businesses, as well as the ParentCo corporate employees that became Arconic employees at Separation, were replaced with similar stock options and stock units under Arconic’s stock-based compensation plan. In order to preserve the intrinsic value of these awards, the referenced employees received replacement stock options and stock units under Arconic’s stock-based compensation plan at a ratio of 1.07 and 2.18, respectively, compared to the number of stock options and stock units originally granted under ParentCo’s stock-based compensation plan. The ratio for stock options was developed by dividing the March 31, 2020 closing market price ($16.06) of ParentCo’s common stock by the April 1, 2020 opening market price ($15.00) of Arconic’s common stock (the Company’s common stock did not trade on a “when issued” basis prior to April 1, 2020). Additionally, the exercise price of stock options was decreased by a ratio of 0.93 developed by dividing $15.00 by $16.06. The ratio for stock units was developed by dividing the March 31, 2020 closing market price of ParentCo’s common stock by the volume weighted average trading price ($7.37) of Arconic’s common stock during the first five trading days subsequent to March 31, 2020. This resulted in a beginning balance of outstanding stock options and stock units under Arconic’s stock-based compensation plan of 1,173,492 and 3,062,013, respectively, as of April 1, 2020. The respective fair values of these stock options and units were adjusted accordingly. Arconic did not recognize any immediate incremental stock-based compensation expense as a result of this adjustment.
The following description of Arconic’s stock-based compensation plan is not materially different from the description of ParentCo’s stock-based compensation plan prior to the Separation.
Stock awards are generally granted in the first quarter of each calendar year to eligible employees at the closing market price of Arconic’s common stock on the date of grant. Stock options typically grade-vest over a three-year service period (1/3 each year) with a ten-year contractual term; stock units typically cliff-vest on the third anniversary of the award grant date. As a condition of Arconic’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant.

In 2021, certain of the stock unit grants also contain both performance and market conditions (the “performance stock units”) and were granted to a limited number of eligible employees, including the Company’s executive officers. The final number of performance stock units earned is dependent on Arconic’s achievement of certain targets (performance condition) and by a total stockholder return (“TSR”) (market condition) over a three-year measurement period. Specifically, determination of the initial number of stock units earned is based on the Company’s achievement of an adjusted EBITDA target (50%), a return on invested capital (25%) and TSR (25%). In 2021, TSR was added as a stand-alone metric rather than a post-performance period multiplier (see below) to further align executive compensation with the creation of shareholder value as compared to Arconic’s peers. For the 2021 performance stock units, cumulative three-year performance goals (including for the TSR) were established for the performance period.
In 2020, certain of the stock unit grants also contain both performance and market conditions (the “performance stock units”) and were granted to a limited number of eligible employees, including the Company’s executive officers. The final number of performance stock units earned is dependent on Arconic’s achievement of certain targets (performance condition) modified by a TSR multiplier (market condition) over a three-year measurement period. Specifically, determination of the initial number of stock units earned is based on the Company’s achievement of an adjusted EBITDA target (25%), a controllable free cash flow target (25%), and a pretax return on net assets target (50%). For the 2020 performance stock units, the Compensation Committee of the Company's Board of Directors established three one-year financial targets to address the lack of visibility and challenge in setting long-term financial goals at the outset of the COVID-19 pandemic, while aligning executive compensation to long-term results. This result is then scaled by the TSR multiplier, which is based on the Company’s relative three-year (January 1 of the grant year through December 31 of the third year in the service period) performance against the TSRs of a group of peer companies. Similar grants were made by ParentCo in 2019 and 2018 but these awards were subsequently converted by ParentCo management prior to 2020 at 100% and 97.5%, respectively, of target to stock units with no such conditions for the remainder of the service period in consideration of the Separation.
In 2021, 2020, and 2019, Arconic recognized stock-based compensation expense of $22 ($17 after-tax), $23 ($18 after-tax), and $38 ($30 after-tax), respectively, of which a minimum of approximately 85% was related to stock units in each period. No stock-based compensation expense was capitalized in 2021, 2020, or 2019. For periods prior to the Separation, the stock-based compensation expense recorded by Arconic was comprised of two components: (i) the expense associated with employees attributable to the Arconic Businesses, and (ii) an allocation of expense related to ParentCo corporate employees (see Cost Allocations in Note A). In 2020 (January through March) and 2019, this allocation was $5 and $30, respectively, of Arconic’s recognized stock-based compensation expense. Also, in 2019, Arconic’s recognized stock-based compensation expense includes a benefit of $2 (through allocation) for certain executive pre-vest stock award cancellations. This benefit was recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For stock units with no market condition, the fair value is equivalent to the closing market price of Arconic’s or ParentCo’s common stock on the date of grant in the respective periods. For stock units granted with a market condition, the fair value is estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $46.17, $10.02, and $11.93 per unit in 2021, 2020, and 2019 respectively. There were no stock options granted in 2021, 2020, or 2019. As previously mentioned, the estimated fair values for stock units (granted in 2019 and 2018) and stock options (granted in 2018) outstanding at March 31, 2020 were adjusted in order to maintain the intrinsic value of these awards in connection with the Separation.
To estimate the fair value of a stock unit with a market condition, the Monte Carlo simulation model uses certain assumptions, including a risk-free interest rate and volatility, to estimate the probability of satisfying market conditions. The risk-free interest rate (0.3% in 2021, 0.2% in 2020, and 1.6% in 2019) was based on a yield curve of interest rates at the time of the grant based on the remaining performance period. Volatility was estimated using implied and historical volatility (50.1% in 2021, 35.4% in 2020, and 33.4% in 2019).

The activity for stock options and stock units, including performance stock units granted to the Company's executive officers, from January 1, 2021 through December 31, 2021 was as follows:

	Stock options		Stock units
	Number of options	Weighted average exercise price	Number of units	Weighted average FMV per unit
Outstanding, January 1, 2021	1,026,808	$26.64	4,544,063	$10.36
Granted	—	—	919,170	35.21
Exercised	(251,919)	23.69	—	—
Converted(1)	—	—	(1,125,983)	12.84
Expired or forfeited	(183,983)	34.11	(197,177)	17.56
Performance share adjustment(2)	—	—	(226,736)	10.02
Outstanding, December 31, 2021	590,906	25.56	3,913,337	15.14
(1)The number of converted units includes 343,738 shares “withheld” to meet the Company’s statutory tax withholding requirements related to the income earned by the employees as a result of vesting in the units.
(2)In 2021, the Company adjusted the target payout of those performance stock awards granted in 2020. Since the grant date, these awards have been accounted for based on a payout at 100% of target. However, in 2021 the payout for these awards was estimated to be at 8.3% of target. Accordingly, the shares outstanding for these awards from grant date through the date of adjustment were adjusted to reflect the probable payout percentage.
As of December 31, 2021, the 590,906 outstanding stock options had a weighted average remaining contractual life of 2.6 years and a total intrinsic value of $4. Additionally, as of December 31, 2021 all of the total outstanding stock options were fully vested and exercisable. In 2021 and from April 1, 2020 through December 31, 2020, cash received from stock option exercises was $6 and the total intrinsic value of stock options exercised was $2.
At December 31, 2021, there was $15 (pre-tax) of combined unrecognized compensation expense related to non-vested grants of both stock options and stock units. This expense is expected to be recognized over a weighted average period of 2 years.

L.   Accumulated Other Comprehensive (Loss) Income
The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	2021	2020	2019
Pension and other postretirement benefits (H)
Balance at beginning of period	$(1,791)	$(43)	$(32)
Establishment of additional defined benefit plans	—	(1,752)	—
Separation-related adjustments (A)	—	(50)	—
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	190	(259)	(16)
Tax (expense) benefit	(43)	62	3
Total Other comprehensive income (loss) before reclassifications, net of tax	147	(197)	(13)
Amortization of net actuarial loss and prior service cost/benefit(1)	680	326	3
Tax expense(2)	(157)	(75)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	523	251	2
Total Other comprehensive income (loss)	670	54	(11)
Balance at end of period	$(1,121)	$(1,791)	$(43)
Foreign currency translation
Balance at beginning of period	$29	$338	$282
Separation-related adjustments (A)	—	(396)	—
Other comprehensive (loss) income:
Foreign currency translation(3)	(4)	65	56
Net amount reclassified to earnings from Accumulated other comprehensive income(3),(5)	—	22	—
Total Other comprehensive (loss) income	(4)	87	56
Balance at end of period	$25	$29	$338
Cash flow hedges
Balance at beginning of period	$1	$—	$—
Separation-related adjustments (A)	—	(4)	—
Other comprehensive (loss) income:
Net change from periodic revaluations	(161)	(2)	—
Tax benefit	37	1	—
Total Other comprehensive loss before reclassifications, net of tax	(124)	(1)	—
Net amount reclassified to earnings(4)	140	8	—
Tax expense(2)	(32)	(2)	—
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	108	6	—
Total Other comprehensive (loss) income	(16)	5	—
Balance at end of period	$(15)	$1	$—
Accumulated other comprehensive (loss) income	$(1,111)	$(1,761)	$295
_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note H). In 2021 and 2020, this amount includes $584 and $199 related to the settlement of certain employee retirement benefits (see Note H).
(2)These amounts were reported in (Benefit) Provision for income taxes on the accompanying Statement of Consolidated Operations.

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
M.   Inventories

December 31,	2021	2020
Finished goods	$350	$282
Work-in-process	1,105	635
Purchased raw materials	109	59
Operating supplies	66	67
	$1,630	$1,043
N.   Properties, Plants, and Equipment, Net

December 31,	2021	2020
Land and land rights	$22	$23
Structures:
Rolled Products	1,107	1,095
Building and Construction Systems	96	95
Extrusions	150	150
Other	152	153
	1,505	1,493
Machinery and equipment:
Rolled Products	4,816	4,787
Building and Construction Systems	203	205
Extrusions	523	520
Other	291	279
	5,833	5,791
	7,360	7,307
Less: accumulated depreciation and amortization	4,878	4,697
	2,482	2,610
Construction work-in-progress	169	102
	$2,651	$2,712

O.   Goodwill and Other Intangible Assets
The following table details the changes in the carrying value of Goodwill:

	Rolled Products	Building and Construction Systems	Extrusions	Total
Balances at December 31, 2019:
Goodwill	$246	$97	$71	$414
Accumulated impairment losses	—	(28)	—	(28)
Goodwill, net	246	69	71	386
Divestitures (S)	(1)	—	(6)	(7)
Translation	9	2	—	11
Balances at December 31, 2020:
Goodwill	254	99	65	418
Accumulated impairment losses	—	(28)	—	(28)
Goodwill, net	254	71	65	390
Impairment (B)	—	—	(65)	(65)
Translation	(1)	(2)	—	(3)
Balances at December 31, 2021:
Goodwill	253	97	65	415
Accumulated impairment losses	—	(28)	(65)	(93)
Goodwill, net	$253	$69	$—	$322
In 2021, Arconic recognized an impairment charge of $65 for the Extrusions reporting unit based on the result of the annual review of goodwill for impairment (see Goodwill in Note B).
Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$555	$(523)	$32
Patents and licenses	27	(27)	—
Other	21	(15)	6
Total other intangible assets	$603	$(565)	$38

December 31, 2020	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$550	$(510)	$40
Patents and licenses	28	(28)	—
Other	21	(14)	7
Total other intangible assets	$599	$(552)	$47
Computer software consists primarily of software costs associated with an enterprise business solution within Arconic to drive common systems among all businesses.
Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2021, 2020, and 2019 was $17, $17, and $10, respectively. During the next five years, amortization expense related to these intangible assets is expected to decrease from $16 in 2022 to $2 in 2026.

P. Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $59, $62, and $63 in 2021, 2020, and 2019, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in 2021 and 2020 were $17 and $46, respectively.
Future minimum contractual operating lease obligations were as follows:

December 31,	2021
2022	40
2023	30
2024	23
2025	17
2026	12
Thereafter	28
Total lease payments	$150
Less: imputed interest	25
Present value of lease liabilities	$125
The weighted-average remaining lease term and weighted-average discount rate for Arconic's operating leases at December 31, 2021 and 2020 was 6.1 and 6.6 years, respectively, and 5.8% and 5.9%, respectively.
Q.   Debt

December 31,	2021	2020
6.00% Notes, due 2025	$700	$700
6.125% Notes, due 2028	900	600
Unamortized discounts and deferred financing costs	(6)	(22)
	$1,594	$1,278

2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (see 2020 Activity below). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the referenced existing notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations (see Note H). The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August and commenced August 15, 2021.
2020 Activity—In connection with the capital structure to be established at the time of the Separation, Arconic secured $1,200 in third-party indebtedness. On February 7, 2020, Arconic completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $600 of 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”). The Company received $593 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. Also, on March 25, 2020, Arconic entered into a credit agreement, which provided a $600 Senior Secured First-Lien Term Loan B Facility (variable rate and seven-year term) (the “Term Loan”) and a $1,000 Senior Secured First-Lien Revolving Credit Facility (variable rate and five-year term) (the “Credit Facility”), with a syndicate of lenders and issuers named therein (the “Credit Agreement”). The Company received $575 in net proceeds from the Term Loan reflecting upfront fees and costs to enter into the financing arrangement.

The Company used a portion of the $1,168 in net proceeds from the aggregate indebtedness to make a $728 payment to ParentCo on April 1, 2020 to fund the transfer of certain net assets from ParentCo to Arconic in connection with the completion of the Separation (see Note A). The payment to ParentCo was calculated as the difference between (i) the $1,168 of net proceeds from the aggregate indebtedness and (ii) the difference between a beginning cash balance at the Separation Date of $500, as provided for in the Separation and Distribution Agreement, and the amount of cash held by Arconic Businesses at March 31, 2020 ($60 – the sum of this amount and the aggregate indebtedness in (i) equals the sum of Cash and cash equivalents and Restricted cash on the Company’s Combined Balance Sheet as of March 31, 2020).
On April 2, 2020, Arconic borrowed $500, which was subject to an interest rate equal to the sum of the three-month LIBOR plus a 2.0% applicable margin, under the Credit Facility. This borrowing was a proactive measure taken by the Company to bolster its liquidity and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic (see Note A).
On May 13, 2020, Arconic executed a refinancing of its existing Credit Agreement in order to provide improved financial flexibility. Arconic completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $700 of 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”). The Company received $691 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2025 Notes. Additionally, Arconic entered into a credit agreement with a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of $800 (see Note V), including a letter of credit sub-facility and a swingline loan sub-facility (the “ABL Credit Facility”). In addition, the ABL Credit Facility includes an accordion feature allowing the Company to request one or more increases to the revolving commitments in an aggregate principal amount up to $350 (see Note V).
Arconic used the net proceeds from the new indebtedness, together with cash on hand, to prepay in full the obligations outstanding under both the Term Loan ($600) and Credit Facility ($500) and to terminate in full the commitments under the Credit Agreement.
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
Separately, in August 2012, ParentCo and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities (the “Project”) at Arconic’s rolling mill plant in Davenport, IA. The loan proceeds could only be used for this purpose and, therefore, were included on the Company’s Combined Balance Sheet for all periods prior to the Separation Date. In accordance with the Separation and Distribution Agreement, as well as a Second Supplemental Tax and Project Certificate and Agreement, dated March 31, 2020, to the Tax Exemption Certificate and Agreement, dated August 14, 2012, (collectively, the “Tax Agreement”), ParentCo remained the borrower associated with the Bonds and Arconic is the legal owner of the Davenport facility, including the Project. The Company has no financial obligations related to the future debt service of the Bonds but is required to continue to operate, and maintain the location of, the Project in accordance with the Tax Agreement. Accordingly, the $250 carrying value of the Bonds, as well as related accrued interest, was removed from Arconic’s Consolidated Balance Sheet in connection with the Separation.
2028 Notes—Interest on the 2028 Notes is paid semi-annually in February and August and commenced August 15, 2020.
Arconic has the option to redeem the 2028 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2028 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after February 14, 2023 at a redemption price specified in the indenture (up to 103.063% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to February 15, 2023, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.063% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through February 15, 2023, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to February 15, 2023, Arconic may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.125% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2028 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus any accrued and unpaid interest on the 2028 Notes repurchased.
The 2028 Notes are senior secured obligations of Arconic and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2028 Notes. The 2028 Notes are guaranteed on a senior secured basis by Arconic and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic, the “guarantors”) under the ABL Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2028 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the ABL Credit Agreement.
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
The 2028 Notes rank equally in right of payment with all of Arconic’s existing and future senior indebtedness, including the facility under the ABL Credit Agreement (see below); rank senior in right of payment to any future subordinated obligations of Arconic; and are effectively subordinated to Arconic’s existing and future secured indebtedness that is secured on a first priority basis, including the 2025 Notes and the facility under the ABL Credit Agreement, to the extent of the value of property and assets securing such indebtedness.
2025 Notes—Interest on the 2025 Notes is paid semi-annually in May and November and commenced November 15, 2020.
Arconic has the option to redeem the 2025 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2025 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 14, 2022 at a redemption price specified in the indenture (up to 103.0% of the principal amount plus any accrued and unpaid interest in each case). At any time prior to May 15, 2022, the Company may redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” redemption price determined as the greater of (1) 1.0% of the principal amount of such notes and (2) the excess, if any, of (a) the present value at the date of redemption of (i) 103.0% of the principal amount of such notes plus (ii) all required interest payments due on such notes (excluding accrued but unpaid interest to the date of redemption) through May 15, 2022, computed using a discount rate equal to, generally, the yield to maturity of United States Treasury securities with a constant maturity as of the date of redemption plus 50 basis points, over (b) the principal amount of such notes, as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Also, at any time prior to May 15, 2022, Arconic may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings, if at least 60% of the original aggregate principal amount of the notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the date of such equity offering. Additionally, the 2025 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2025 Notes repurchased, plus any accrued and unpaid interest on the 2025 Notes repurchased.
The 2025 Notes are senior secured obligations of Arconic and do not entitle the holders to any registration rights pursuant to a registration rights agreement. The Company does not intend to file a registration statement with respect to resales of or an exchange offer for the 2025 Notes. The 2025 Notes are guaranteed on a senior secured basis by Arconic and its subsidiaries that are guarantors (the “subsidiary guarantors” and, together with Arconic, the “guarantors”) under the ABL Credit Agreement (see below). Each of the subsidiary guarantors will be released from their 2025 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the ABL Credit Agreement.

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
ABL Credit Agreement—Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of December 31, 2021, the available balance was $790.
The ABL Credit Facility is scheduled to mature on May 13, 2025, unless extended or earlier terminated in accordance with the ABL Credit Agreement. Under the provision of the ABL Credit Agreement, Arconic will pay a quarterly commitment fee ranging from 0.250% to 0.375% (based on Arconic’s leverage ratio) per annum on the unused portion of the ABL Credit Facility, which will be determined based on the Company’s average daily utilization. The ABL Credit Facility was undrawn as of both December 31, 2021 and 2020 and no amounts were borrowed since inception.
The ABL Credit Facility is subject to an interest rate for U.S. dollar borrowings equal to an applicable margin plus, at the Company’s option, of either (a) base rate (“ABR”) determined by reference to the highest of (1) Deutsche Bank AG New York Branch’s “prime rate,” (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBO Rate, plus 1% per annum or (b) an adjusted LIBO Rate (which will not be less than 0.75% per annum) (“LIBOR”). The applicable margin for the ABL Credit Facility through June 30, 2021 was (a) 1.25% for ABR loans and (b) 2.25% for LIBOR loans. Thereafter, the applicable margin for the ABL Credit Facility is (a) 0.75% to 1.25% per annum for ABR loans and (b) 1.75% per annum to 2.25% per annum for LIBOR loans based on the average daily excess availability (as defined under the ABL Credit Agreement). Accordingly, the interest rates for the ABL Credit Facility will fluctuate based on changes in the ABR, LIBOR, and/or future changes in the average daily excess availability.
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
R.   Cash Flow Information
Cash paid for interest and income taxes was as follows:

	2021	2020	2019
Interest, net of amount capitalized*	$87	$48	$107
Income taxes, net of amount refunded	26	27	29
__________________
*    In 2019, amount includes cash paid by ParentCo related to interest expense allocated to Arconic (see Cost Allocations in Note A).
For all periods presented, both Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of year includes Restricted cash of less than $0.03.
S.   Acquisitions and Divestitures
Divestitures
Itapissuma. On February 1, 2020, Arconic completed the sale of its aluminum rolling mill (aseptic foil and sheet products) in Itapissuma, Brazil to Companhia Brasileira de Alumínio for a net $46 in cash. In December 2020, the Company paid $4 in cash to Companhia Brasileira de Alumínio to settle certain working capital and other post-closing adjustments. Additionally, in June 2021, the Company paid $2 in cash to Companhia Brasileira de Alumínio to settle the remaining working capital and other post-closing adjustments. Arconic has recognized a cumulative loss of $60 (pretax) on this transaction, composed of the following: a charge of $53 in 2019 for the non-cash impairment of the carrying value (i.e., write-down to fair value) of the rolling mill’s net assets, primarily properties, plants, and equipment, as a result of entering into an agreement in August 2019 to sell this rolling mill; a charge of $6 in February 2020 for further necessary adjustments upon completion of the divestiture; and a charge of $1 in March 2021 for a then-proposed final settlement of the remaining post-closing adjustments and other items. Each of these amounts were recorded in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations in the respective reporting periods. This transaction is no longer subject to post-closing adjustments. Prior to the divestiture, this rolling mill’s operating results and assets and liabilities were reported in Arconic’s Rolled Products segment. The rolling mill generated third-party sales of $143 in 2019 and, at the time of divestiture, had approximately 500 employees.
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
Texarkana. In October 2018, Arconic sold its Texarkana (Texas) rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration related to the achievement of various milestones associated with operationalizing the rolling mill equipment within 36 months of the transaction closing date. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, the Company restarted the Texarkana cast house to meet demand for aluminum slab. While owned by Arconic, the operating results and assets and liabilities of the business were included in the Company’s Rolled Products segment. As part of the sale agreement, Arconic continued to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time Ta Chen performed toll processing of metal for the Company for a period of six months. Arconic supplied Ta Chen with cold-rolled aluminum coil during this 24-month period.

The sale of the rolling mill and cast house was accounted for separately. In 2018, a gain on the sale of the rolling mill of $154, including fair value of contingent consideration of $5, was recorded in Restructuring and other charges on the Company’s Statement of Consolidated Operations. In 2020 and 2019, Arconic received additional contingent consideration of $25 and $20, respectively, which was recorded as a gain in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations in the respective reporting periods. As of December 31, 2020, there was no remaining contingent consideration associated with this transaction.
The Company had continuing involvement related to the lease back of the cast house. As a result, Arconic continued to recognize as assets, as well as depreciate, the cast house building and equipment that it sold to Ta Chen, and recorded the portion of the cash proceeds associated with the sale of the cast house assets as a noncurrent liability, including a deferred gain of $95. As of December 31, 2018, the Company’s Consolidated Balance Sheet included $24 in Properties, plants, and equipment, net, $22 in Deferred income taxes (noncurrent asset), and $119 in Other noncurrent liabilities and deferred credits. On January 1, 2019, Arconic adopted the lease accounting guidance (see Recently Adopted Accounting Guidance in Note B), under which the Company’s continuing involvement no longer required deferral of the recognition of the sale of the cast house. Accordingly, the carrying value of these assets and liabilities were reclassified to equity reflecting a net $73 cumulative effect of an accounting change on the date of adoption.
T.   Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note T are the full responsibility of Arconic pursuant to the Separation and Distribution Agreement (see Note A). Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet for claims subject to indemnification.
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
The Company’s remediation reserve balance was $64 and $156 (of which $15 and $90, respectively, was classified as a current liability) at December 31, 2021 and 2020, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In 2021, the remediation reserve was reduced by $5 due to a reversal of an $11 liability (a credit was recorded in Cost of goods sold) previously established for the Massena West location (see below) and a charge of $2 (recorded in Restructuring and other charges – see Note E) for the assumption of a remediation obligation related to a legal settlement associated with a former operating site. Additionally, the change to the remediation reserve includes a charge of $4 for other items including incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites.
In 2020, the remediation reserve was reduced by $2 due to the reversal of a $5 liability (a credit was recorded in Restructuring and other charges – see Note E) previously established by ParentCo, as the underlying obligation no longer exists based on an assessment completed by Arconic management; a charge of $1 (recorded in Restructuring and other charges – see Note E) to establish a liability related to the divestiture of a rolling mill in Brazil (see Note S); and a charge of $2 (recorded in Cost of goods sold) for incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites. In 2019, the remediation reserve was increased by $25 (recorded in Cost of goods sold) related to the Grasse River project (see Massena West, NY below).
Payments related to remediation expenses applied against the reserve were $84, $82, and $56 in 2021, 2020, and 2019, respectively, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve in 2021 reflects a decrease of $3 for other items and the change in the reserve in 2020 reflects both an increase of $13 for obligations transferred from ParentCo on April 1, 2020 in connection with the Separation (see below) and a decrease of $3 for other items.
The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Arconic and Howmet Aerospace, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Arconic and Howmet Aerospace under the Separation and Distribution Agreement, the companies have agreed to indemnify each other in whole or in part for environmental liabilities arising from operations prior to the Separation Date.
The following description provides details regarding the Company’s largest reserve (next largest is $5), which relates to one of Arconic’s current operating locations.
Massena West, NY — Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to the Company’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. Arconic completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced.
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
In 2021, following substantial completion of remedial construction activities on the Grasse River and an assessment of anticipated remaining future costs, primarily for post-construction monitoring, the reserve was reduced by $11. As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At December 31, 2021 and 2020, the reserve balance associated with this matter was $30 and $115, respectively. Approximately $5 of the remaining expenditures represent costs that are expected to be paid in 2022. The other $25 in remaining expenditures, most of which relates to operations, maintenance, and monitoring work, are expected to occur between 2023 and 2027.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Airbus Matters—In 2017, Airbus and various of its affiliates (“Airbus”) filed three separate confidential requests for arbitration against ParentCo and various of its then affiliates, one of which is Arconic Manufacturing (GB) Limited, an Arconic Corporation subsidiary, with the International Chamber of Commerce. Airbus specifically alleged that a defect existed in certain of our products sold to Airbus under various separate contracts. Airbus’s claims included claims of breach of certain alleged express and implied warranties and negligence. On June 12, 2020, Airbus filed its Second Memorial in the arbitration in which it claimed damages attributed specifically to our products. In two of the three arbitrations, Airbus was seeking damages in excess of $200 and an order of indemnification with respect to conditional future losses; in the third of the arbitrations, Airbus was seeking an order of indemnification with respect to contingent future losses. A private and confidential arbitration hearing occurred in late October 2020 on two of the three requests for arbitration and on March 26, 2021, the Arbitral Panel issued final awards in those two arbitrations in favor of the Respondents (including Arconic Manufacturing (GB) Limited), rejecting Airbus’s claims and denying Airbus the relief sought. The hearing on the third request for arbitration was stayed. On June 1, 2021, the parties entered into a confidential agreement in settlement of all claims related to the matter. These proceedings are now fully resolved and closed.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim was scheduled for June 8, 2021 but was postponed until August 19, 2021, again postponed until December 21, 2021, and most recently further postponed until February 22, 2022. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the injunctions granted on April 6, 2020. We continue to operate the Samara location without restrictions other than as disclosed above, and we maintain a renewable intercompany loan facility that could be, but has not as yet been, utilized.
Approximately $79, or 24%, of Arconic’s Cash and cash equivalents at December 31, 2021 is currently held in Russia and is not available for dividends. Cash and cash equivalents held in Russia represented 7% of Arconic’s liquidity (comprised of Cash and cash equivalents of $335 and undrawn availability of $790 under Arconic’s ABL Credit Agreement) at December 31, 2021. In addition, approximately $968, or 16% of third-party sales (including packaging, industrial, aerospace, and defense), and approximately $87, or 13% of Segment Adjusted EBITDA, for the Rolled Products segment for the year ended December 31, 2021 were generated by our Samara, Russia facility. We cannot at this time reasonably estimate the likelihood or timing of any resolution of the regulatory proceedings or underlying claims, whether such resolution would include the removal of the injunctions or the imposition of additional restrictions, or whether we would divest assets related to the Samara facility. The potential impacts of an unfavorable resolution of the proceedings and underlying claims include:
•continued unavailability of funds for the payment of dividends to Arconic Corporation;
•decreases in or loss of third-party sales and Segment Adjusted EBITDA generated by our Samara facility;
•restrictions on capital investments in the facility;
•losses on any potential divestiture;
•the inability of other Arconic facilities to assume capacity to offset decreases in sales or Segment Adjusted EBIDTA or to assume potential divested capacity; and
•increased expenses related to relocation of capacity to other facilities.
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Continued restrictions on our operation of the Samara facility would have a material adverse effect on our financial condition, results of operations or cash flows. Given the preliminary nature of this matter and the uncertainty of litigation and of efforts to resolve this matter with FAS, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
•On June 12, 2020, two claimants represented by Howe & Co Solicitors filed suit against AAP SAS.
•On June 26, 2020, three claimants represented by Russell-Cooke LLP filed suit against AAP SAS.
•On December 23, 2020, several additional suits were filed by claimant groups comprised of survivors and estates of decedents. These suits were all filed against the same group of 23 defendants: AAP SAS, Arconic Corporation, Howmet Aerospace Inc., the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd, the London Fire Commissioner, the UK Home Office, The Ministry of Housing, Communities and Local Government, Rydon Maintenance Ltd, Celotex Ltd, Saint-Gobain Construction Products UK Limited, Kingspan Insulation Limited, Kingspan Group PLC (suits have since been discontinued), Studio E Architects Ltd (In liquidation), Harley Facades Ltd, Harley Curtain Wall Limited (In liquidation), CEP Architectural Facades Ltd, Exova (U.K.) Ltd, CS Stokes & Associates Ltd, Artelia Projects UK Limited (suits have since been discontinued), Whirlpool UK Appliances Limited, Whirlpool Company Polska Sp.z.o.o. and Whirlpool Corporation. These suits include as follows (represent preliminary best estimates of claimants in each suit):
◦Seven claimants represented by Deighton Pierce Glynn;
◦Six (previously five) claimants represented by SMQ Legal Services;
◦Three (previously four) claimants represented by Scott Moncrieff;
◦Twenty-seven (previously thirty-one) claimants represented by Saunders Law;
◦Thirty-three (previously thirty-four) claimants represented by Russell Cooke LLP;
◦Forty-seven (previously forty) claimants represented by Imran Khan & Partners;
◦Fifty-eight (previously sixty-one) claimants represented by Howe & Co.;
◦One hundred fourteen claimants represented by Hodge Jones and Allen Solicitor;
◦Twenty-three (previously nineteen) claimants represented by Hickman & Rose;
◦Ten (previously five) claimants represented by Duncan Lewis Solicitors;
◦One hundred thirteen (previously one hundred eighteen) claimants represented by Birnberg Peirce;
◦Three hundred forty-one claimants represented by Bindmans LLP;
◦Seventy-six (previously eighty-two) claimants represented by Bhatt Murphy Ltd; and
◦Twenty-four (previously twenty-seven) claimants represented by Slater & Gordon.
Multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire have also filed claims against AAP SAS arising from that fire, including as follows:
•On June 11, 2020, 98 (previously 80) firefighters represented by Thompsons Solicitors filed suit against AAP SAS, as well as the Royal Borough of Kensington and Chelsea, the Royal Borough of Kensington and Chelsea Tenant

Management Organisation Ltd, Celotex Ltd, Exova (U.K.) Ltd, Rydon Maintenance Ltd, Studio E Architects Ltd, Harley Facades Ltd, CEP Architectural Facades Ltd, CS Stokes & Associates Ltd, and the London Fire Commissioner. Since then, another 10 (previously 7) firefighters have sought to be added to the suit.
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
All of these claims were filed in the High Court in London. On October 2, 2020, the High Court ordered that: (a) the suits of the survivors and estates of decedents that were issued in June 2020 be stayed until a hearing scheduled by the High Court for June 9-10, 2021; and (b) that the suits of emergency responders be stayed until a hearing scheduled by the High Court for July 7-8, 2021. The hearing scheduled for June 9-10, 2021 was subsequently vacated by the Court.
The above-mentioned suits brought by: (1) the survivors and estates of decedents; (2) the emergency responders; and (3) the Royal Borough of Kensington and Chelsea for contributions, were heard together at a procedural hearing on July 7-8, 2021, before Senior Master Fontaine. At the hearing, the Senior Master made several directions for the future management of the Grenfell Tower litigation, including staying all suits against Arconic Corporation and its affiliates until a directions hearing to be held on the first available date after April 4, 2022. The duration of the stay is intended to allow Arconic Corporation, along with several other co-defendants to the above-mentioned litigations, to engage in preliminary discussions with the claimants' legal representatives in an attempt to reach a mutually agreeable settlement. The parties have now agreed to overarching terms as to the form of Alternative Dispute Resolution that they are willing to participate in. Those discussions are ongoing.
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

Howard v. Arconic Inc. et al.   A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. On August 11, 2021, ParentCo filed a motion with the district court for certification of an interlocutory appeal and a stay pending appeal. The motion seeks to appeal the aspect of the court’s June 23, 2021 opinion concerning the complaint’s pleading of ParentCo’s alleged scienter. Plaintiffs filed an opposition to the motion on August 17, 2021, and ParentCo filed a reply brief on August 24, 2021. On August 12, 2021, defendants filed an answer to the second amended complaint. A status conference was held before the Court on January 11, 2022 during which the Court heard argument from both parties on the pending motion for certification of an interlocutory appeal. The motion remains pending before the district court. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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

General. While Arconic believes that all the above referenced Reynobond PE cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters.
Tax.   Under the terms of the agreements that govern the 2016 Separation Transaction, Arconic may be entitled to future economic benefits resulting from Alcoa Corporation’s utilization of certain value-added tax credits that were generated, in part, by the Company’s former operations in Brazil in years prior to 2015. Because Arconic is not party to the regulatory filings with the Brazilian government and, therefore, does not have a basis to conclude on the realizability of these value-added tax credits by Alcoa Corporation, the Company will recognize income when amounts are realized, if any.
General.   In addition to the matters described above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company's liquidity or results of operations in a reporting period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of Arconic.
Commitments
Purchase Obligations.   Arconic has entered into purchase commitments for raw materials, energy, and other goods and services, which total $3,287 in 2022, $270 in 2023, $40 in 2024, $37 in 2025, $35 in 2026, and $24 thereafter as of December 31, 2021.
Operating Leases.   See Note P for future minimum contractual obligations under long-term operating leases.
Guarantees, Letters of Credit, and Surety Bonds.

		Guarantees(1)		Letters of Credit(2)		Surety Bonds(3)
Issuer	Beneficiary	Amount	Expiration Date	Amount	Expiration Date	Amount	Expiration Date
Arconic	Third-parties	$2	2022 - 2029	$10	2022	$43	2022-2023
Howmet Aerospace	Arconic	$—	—	$27	2022	$4	2022
Alcoa Corporation	Arconic	$16	Open term	$—	—	$5	2022-2024
(1)Arconic has outstanding bank guarantees related to, among others, tax matters and customs duties. Furthermore, Alcoa Corporation has outstanding bank guarantees related to the Company. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic in accordance with the 2016 Separation and Distribution Agreement.
(2)Arconic has outstanding letters of credit primarily related to insurance, environmental, and lease obligations. Additionally, Howmet Aerospace has outstanding letters of credit related to the Company. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic in accordance with the Separation and Distribution Agreement.
(3)Arconic has outstanding surety bonds primarily related to customs duties and environmental obligations. Additionally, Howmet Aerospace has outstanding surety bonds related to the Company. In the event Howmet Aerospace would be required to perform under any of these instruments, Howmet Aerospace would be indemnified by Arconic in accordance with the Separation and Distribution Agreement. Furthermore, Alcoa Corporation has outstanding surety bonds related to the Company. In the event Alcoa Corporation would be required to perform under any of these instruments, Alcoa Corporation would be indemnified by Arconic in accordance with the 2016 Separation and Distribution Agreement.
U. Financial Instruments
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	2021		2020
December 31,	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$335	$335	$787	$787
Derivative instruments - assets	1	1	3	3
Short-term borrowings	—	—	14	14
Derivatives instruments - liabilities	23	23	2	2
Long-term debt	1,594	1,692	1,278	1,399
The following methods were used to estimate the fair value of financial instruments:
Cash and cash equivalents and Short-term borrowings. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents were classified in Level 1 of the fair value hierarchy and Short-term borrowings were classified in Level 2 of the fair value hierarchy.
Derivative instruments. The fair value of financial instruments that hedge forward sale commitments for aluminum and forward purchase commitments for aluminum, natural gas, and certain alloying materials was based on quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange forward curve) or other significant observable inputs (e.g., regional premiums for aluminum contracts) and were classified in Level 1 or Level 2 of the fair value hierarchy.
Long-term debt. The fair value was based on quoted market prices for public debt and were classified in Level 2 of the fair value hierarchy.
V.   Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
On January 5, 2022, Arconic entered into a one-year arrangement with a financial institution to sell certain customer receivables outright without recourse on a continuous basis. Under this arrangement, the Company will serve in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the financial institution. At no time can the outstanding balance due to the financial institution exceed $100. In January 2022, Arconic sold $113 in customer receivables, of which $77 were included in Receivables from customers on the accompanying Consolidated Balance Sheet as of December 31, 2021, and remitted $28 in cash collections to the financial institution.
On February 16, 2022, the Company’s ABL Credit Agreement was amended to increase the capacity of the ABL Credit Facility to $1,200 from $800 (see Note Q). Additionally, the accordion feature of the ABL Credit Facility has been revised to provide for the Company to request a further increase to the revolving commitments in an aggregate principal amount equal to the greater of $350 and the excess of the borrowing base over the ABL Credit facility commitments. Arconic paid approximately $1 in upfront costs associated with this amendment. The ABL Credit Facility remains undrawn at February 18, 2022.

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
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of Arconic’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the Company’s executive officers is included in Part I. Item 1. “Business—Information about our Executive Officers” and is incorporated herein by reference. The other information required by this item will be included under the caption “Corporate Governance” in the Company’s proxy statement for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included under the captions “Corporate Governance,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee” and “Executive Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the caption “Information Regarding Security Holders” in the 2022 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included under the caption “Principal Accountant Fees and Services," "Pre-Approval Policies and Procedures" and "Report of the Audit and Finance Committee" in the 2022 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statements Schedules.
(a) The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.
(1)The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm (PCAOB ID 238) are included in Part II. Item 8. "Financial Statements and Supplementary Data."
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

2.5(a)
Patent Know-How and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

2.5(b)	Amendment No. 1 to Patent Know-How and Trade Secret License Agreement, dated as of August 25, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc.

Exhibit Number	Exhibit Description
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
4.1
Indenture for 6.000% First Lien Notes Due 2025, dated as of May 13, 2020, among Arconic Corporation and U.S. Bank National Association, as trustee, notes collateral agent, registrar, paying agent and authenticating agent (including Form of Note due 2025) (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2020)

4.2(a)
Indenture for 6.125% Second Lien Notes Due 2028, dated as of February 7, 2020, among Arconic Rolled Products Corporation and U.S. Bank National Association, as trustee, notes collateral agent, registrar, paying agent and authenticating agent (including Form of Note due 2028) (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the registrant’s Registration Statement on Form 10 filed on February 7, 2020)

4.2(b)
Supplemental Indenture, dated as of March 30, 2020, among each subsidiary listed therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as second priority collateral agent, authenticating agent, registrar and paying agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)

4.2(c)
Second Supplemental Indenture, dated as of March 3, 2021, among Arconic Corporation and each subsidiary listed therein, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as second priority collateral agent, authenticating agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2021)

Exhibit Number	Exhibit Description
10.1(a) +	Arconic Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.1(b) +	Amended and Restated Arconic Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on May 20, 2021)
10.2 +
Form of Indemnification Agreement by and between Arconic Corporation and individual directors or officers (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form 10 filed on December 17, 2019)

10.3 *
United Company RUSAL – Trading House Agreement for the Supply of Aluminum Products by and between United Company RUSAL — Trading House and Arconic SMZ, dated December 27, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form 10 filed on December 17, 2019)*

10.4(a) +	Arconic Corporation Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.4(b) +	Arconic Corporation Amended and Restated Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.5(a) +	Arconic Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.5(b) +	Amended and Restated Arconic Corporation 2020 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2021)
10.6(a) +	Arconic Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.6(b) +	Arconic Corporation Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.6(c) +
Arconic Corporation Amended Non-Employee Director Compensation Policy, effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 2, 2021)

10.7(a) +
Employment Letter Agreement between Arconic Inc. and Timothy D. Myers, dated as of January 13, 2020 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant's registration statement on Form 10 filed on January 22, 2020)

10.7(b) +
Letter Agreement between Arconic Corporation and Timothy D. Myers dated as of April 8, 2020 (incorporated by reference to Exhibit 10.1 to registrants' Current Report on Form 8-K filed on April 10, 2020)

10.8(a) +
Employment Letter Agreement between Arconic Inc. and Erick R. Asmussen, dated as of January 29, 2020 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)

10.8(b) +
Letter Agreement between Arconic Corporation and Erick R. Asmussen, dated as of April 8, 2020 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on April 10, 2020)

10.9(a) +
Employment Letter Agreement between Arconic Inc. and Diana C. Toman, dated as of January 28, 2020 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the registrant's registration statement on Form 10 filed on February 7, 2020)

10.9(b) +
Letter Agreement between Arconic Corporation and Diana C. Toman, dated as of April 8, 2020 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on April 10, 2020)

10.9(c) +
Separation Agreement, dated November 17, 2021, by and between Arconic Corporation and Diana C. Toman (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 18, 2021)

10.10 +	Arconic Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.11 +	Arconic Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.12 +	Arconic Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.13 +	Arconic Corporation Excess Plan C (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s registration statement on Form 10 filed on February 7, 2020)
10.14 +	Arconic Corporation Legal Fee Reimbursement Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 3, 2020)
10.15(a) +
Terms and Conditions for Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 10, 2020)

10.15(b) +
Terms and Conditions for Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)

Exhibit Number	Exhibit Description
10.15(c) +
Terms and Conditions for Deferred Fee Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective April 8, 2020 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 10, 2020)

10.15(d) +
Terms and Conditions for Deferred Fee Restricted Share Units for Annual Director Awards under the Arconic Corporation 2020 Stock Incentive Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2020)

10.15(e) +
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective April 23, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2020)

10.15(f) +
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2021)

10.15(g) +
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective April 23, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2020)

10.15(h) +
Form of Special Retention Award Agreement pursuant to the Arconic Corporation 2020 Stock Incentive Plan, effective February 3, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2021)

10.16
Credit Agreement, dated as of March 25, 2020, by and among Arconic Rolled Products Corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 26, 2020)

10.17(a)
Credit Agreement, dated May 13, 2020, among Arconic Corporation, a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2020)

10.17(b)
Amendment No. 1 to Credit Agreement, dated as of February 16, 2022, among Arconic Corporation, the guarantors party thereto, a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.17(c)
Amendment No. 2 to Credit Agreement, dated as of February 16, 2022, among Arconic Corporation, the guarantors party thereto, a syndicate of lenders named therein and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.18
Commitment Agreement, dated April 21, 2021, by and among Arconic Corporation, Massachusetts Mutual Life Insurance Company and State Street Global Advisors Trust Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 27, 2021)*

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney of Directors of Arconic Corporation
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Portions of the exhibit have been omitted to preserve confidentiality.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ARCONIC CORPORATION

February 18, 2022	By	/s/ Mary E. Zik
Mary E. Zik
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Myers		February 18, 2022
Timothy D. Myers	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Erick R. Asmussen		February 18, 2022
Erick R. Asmussen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
William F. Austen, Christopher L. Ayers, Margaret S. Billson, Jacques Croisetiere, Elmer L. Doty, Carol S. Eicher, Frederick A. Henderson, E. Stanley O’Neal and Jeffrey Stafeil as Directors, on February 18, 2022, by Adam P. Wheeler, their attorney-in-fact.

*By	/s/ Adam P. Wheeler
Adam P. Wheeler