Form 10-Q
period 2022-03-31
Arconic Corp
filed 2022-05-04
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 2, 2022, there were 105,784,425 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to the condition of, or trends or developments in, the ground transportation, aerospace, building and construction, industrial, packaging and other end markets; Arconic’s future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic’s strategies, outlook, business and financial prospects; share repurchases; costs associated with pension and other postretirement benefit plans; projected sources of cash flow; and potential legal liability. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic’s control. Such risks and uncertainties include, but are not limited to:
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
•restrictions imposed by authorities on the operation of our Samara, Russia facility;
•the impact of the conflict between Russia and Ukraine on economic conditions in general and on our business and operations; and
•the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2021 and other reports filed with the U.S. Securities and Exchange Commission.
The above list of factors is not exhaustive or necessarily in order of importance. Market projections are subject to the risks discussed above and in this report, and other risks in the market. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part II Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I Item 1A, “Risk Factors” in Arconic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

First quarter ended March 31,	2022	2021
Sales (C and D)	$2,191	$1,675
Cost of goods sold (exclusive of expenses below)	1,956	1,431
Selling, general administrative, and other expenses	65	59
Research and development expenses	9	8
Provision for depreciation and amortization	60	63
Restructuring and other charges (E)	5	1
Operating income	96	113
Interest expense	25	23
Other expenses, net (F)	17	22
Income before income taxes	54	68
Provision for income taxes (H)	12	16
Net income	42	52
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Arconic Corporation	$42	$52

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$0.40	$0.48
Diluted	$0.39	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
First quarter ended March 31,	2022	2021	2022	2021	2022	2021
Net income	$42	$52	$—	$—	$42	$52
Other comprehensive loss, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	58	25	—	—	58	25
Foreign currency translation adjustments	(7)	(7)	—	—	(7)	(7)
Net change in unrecognized losses on cash flow hedges	(70)	(22)	—	—	(70)	(22)
Total Other comprehensive loss, net of tax	(19)	(4)	—	—	(19)	(4)
Comprehensive income	$23	$48	$—	$—	$23	$48

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$210	$335
Receivables from customers, less allowances of $1 in both 2022 and 2021 (Q)	1,038	922
Other receivables	216	226
Inventories (L)	1,833	1,630
Prepaid expenses and other current assets	72	55
Total current assets	3,369	3,168
Properties, plants, and equipment	7,552	7,529
Less: accumulated depreciation and amortization	4,918	4,878
Properties, plants, and equipment, net	2,634	2,651
Goodwill	319	322
Operating lease right-of-use assets (M)	122	122
Deferred income taxes	236	229
Other noncurrent assets	88	88
Total assets	$6,768	$6,580
Liabilities
Current liabilities:
Short-term debt (N)	$100	$—
Accounts payable, trade	1,781	1,718
Accrued compensation and retirement costs	115	116
Taxes, including income taxes	62	61
Environmental remediation (O)	16	15
Operating lease liabilities (M)	34	35
Fair value of hedging instruments and derivatives (P)	117	23
Other current liabilities	99	95
Total current liabilities	2,324	2,063
Long-term debt	1,595	1,594
Accrued pension benefits	663	717
Accrued other postretirement benefits	400	411
Environmental remediation (O)	45	49
Operating lease liabilities (M)	90	90
Deferred income taxes	11	12
Other noncurrent liabilities	79	85
Total liabilities	5,207	5,021
Contingencies and commitments (O)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,363	3,368
Accumulated deficit	(510)	(552)
Treasury stock (J)	(177)	(161)
Accumulated other comprehensive loss (K)	(1,130)	(1,111)
Total Arconic Corporation stockholders’ equity	1,547	1,545
Noncontrolling interest	14	14
Total equity	1,561	1,559
Total liabilities and equity	$6,768	$6,580

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

Three months ended March 31,	2022	2021
Operating Activities
Net income	$42	$52
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	60	63
Deferred income taxes	(4)	4
Restructuring and other charges (E)	5	1
Net periodic pension benefit cost (G)	16	22
Stock-based compensation	5	2
Amortization of debt issuance costs	1	2
Other	11	12
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (Q)	(110)	(186)
(Increase) in inventories	(206)	(161)
(Increase) Decrease in prepaid expenses and other current assets	(10)	3
Increase in accounts payable, trade	116	117
(Decrease) in accrued expenses	(28)	(33)
Increase in taxes, including income taxes	1	9
Pension contributions (G)	(4)	(201)
Decrease in noncurrent assets	1	—
Increase in noncurrent liabilities	1	—
Cash used for operations	(103)	(294)
Financing Activities
Net change in short term borrowings (original maturities of three months or less) (N)	100	(9)
Additions to debt (original maturities greater than three months) (N)	—	319
Debt issuance costs (N)	(1)	(4)
Repurchases of common stock (J)	(16)	—
Other	(11)	(9)
Cash provided from financing activities	72	297
Investing Activities
Capital expenditures	(95)	(28)
Other	1	1
Cash used for investing activities	(94)	(27)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Net change in cash and cash equivalents and restricted cash	(125)	(24)
Cash and cash equivalents and restricted cash at beginning of year	335	787
Cash and cash equivalents and restricted cash at end of period	$210	$763

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interest	Total equity

Balance at December 31, 2020	109,205,226	$1	$3,348	$(155)	$—	$(1,761)	$14	$1,447
Net income	—	—	—	52	—	—	—	52
Other comprehensive loss (K)	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	818,918	—	2	—	—	—	—	2
Other	—	—	(7)	—	—	—	—	(7)
Balance at March 31, 2021	110,024,144	$1	$3,343	$(103)	$—	$(1,765)	$14	$1,490

Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$(1,111)	$14	$1,559
Net income	—	—	—	42	—	—	—	42
Other comprehensive loss (K)	—	—	—	—	—	(19)	—	(19)
Repurchases of common stock (J)	(505,982)	—	—	—	(16)	—	—	(16)
Stock-based compensation	963,522	—	5	—	—	—	—	5
Other	—	—	(10)	—	—	—	—	(10)
Balance at March 31, 2022	105,784,425	$1	$3,363	$(510)	$(177)	$(1,130)	$14	$1,561

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A.    Basis of Presentation
The interim Consolidated Financial Statements of Arconic Corporation and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes all disclosures required by GAAP. In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.
References in these Notes to “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc. (“Howmet”)). On April 1, 2020 (the “Separation Date”), ParentCo separated into two standalone, publicly-traded companies, Arconic Corporation and Howmet (the “Separation”). In connection with the Separation, as of March 31, 2020, the Company and Howmet entered into several agreements to effect the Separation, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Arconic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. Also, references in these Notes to “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.
In the 2022 first quarter, the Company recorded a net gain of $3 in Cost of goods sold related to the unrealized impact associated with the change in the estimated fair value of natural gas supply contracts now determined to be derivatives (see Note P). This amount was comprised of an unrealized loss of $5 for the 2022 first quarter, an unrealized gain of $6 for the 2021 annual period, and an unrealized gain of $2 for the 2020 fourth quarter. The out-of-period amounts were not material to any interim or annual period.

B.    Recently Adopted and Recently Issued Accounting Guidance
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of March 31, 2022, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company’s credit agreement, which previously provided a credit facility that was referenced to LIBOR in certain borrowing situations, was amended in February 2022 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) (see Note N). Accordingly, the Company does not need to consider application of this guidance related to its credit agreement. Management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Ground Transportation	$726	$—	$29	$755
Packaging	397	—	—	397
Building and Construction	84	291	—	375
Aerospace	167	—	43	210
Industrial Products and Other	430	—	25	455
Total end-market revenue	$1,804	$291	$97	$2,192
2021
Ground Transportation	$637	$—	$25	$662
Packaging	219	—	—	219
Building and Construction	51	236	—	287
Aerospace	109	—	29	138
Industrial Products and Other	348	—	21	369
Total end-market revenue	$1,364	$236	$75	$1,675

D.    Segment and Related Information
Arconic’s profit or loss measure for its reportable segments is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization). The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus each of (i) Stock-based compensation expense, (ii) Metal price lag, and (iii) Unrealized (gains) losses on mark-to-market hedging instruments and derivatives (see below). Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Effective in the first quarter of 2022, management modified the Company’s definition of Segment Adjusted EBITDA to exclude the impact of unrealized gains and losses on mark-to-market hedging instruments and derivatives. This modification was deemed appropriate as Arconic is considering entering into additional hedging instruments in future reporting periods if favorable conditions exist to mitigate cost inflation. Certain of these instruments may not qualify for hedge accounting resulting in unrealized gains and losses being recorded directly to Sales or Cost of goods sold, as appropriate (i.e., mark-to-market). Additionally, this change was also applied to derivatives that do not qualify for hedge accounting for consistency purposes. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes. Ultimately, this change was made to maintain the transparency and visibility of the underlying operating performance of Arconic’s reportable segments. Prior to this change, the Company had a limited number of hedging instruments and derivatives that did not qualify for hedge accounting, the unrealized impact of which was not material to Arconic’s Segment Adjusted EBITDA performance measure. Accordingly, prior period information presented was not recast to reflect this change.
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Sales:
Third-party sales	$1,804	$291	$97	$2,192
Intersegment sales	12	—	1	13
Total sales	$1,816	$291	$98	$2,205
Segment Adjusted EBITDA	$176	$44	$(5)	$215
Provision for depreciation and amortization	$48	$4	$4	$56
2021
Sales:
Third-party sales	$1,364	$236	$75	$1,675
Intersegment sales	7	—	—	7
Total sales	$1,371	$236	$75	$1,682
Segment Adjusted EBITDA	$165	$28	$(4)	$189
Provision for depreciation and amortization	$48	$4	$6	$58

The following table reconciles total Segment Adjusted EBITDA to consolidated net income attributable to Arconic Corporation:

First quarter ended March 31,	2022	2021
Total Segment Adjusted EBITDA	$215	$189
Unallocated amounts:
Corporate expenses(1)	(9)	(9)
Stock-based compensation expense	(5)	(2)
Metal price lag(2)	(36)	5
Unrealized gains on mark-to-market hedging instruments and derivatives (P)	2	—
Provision for depreciation and amortization	(60)	(63)
Restructuring and other charges (E)	(5)	(1)
Other(3)	(6)	(6)
Operating income	96	113
Interest expense	(25)	(23)
Other expenses, net (F)	(17)	(22)
Provision for income taxes (H)	(12)	(16)
Net income attributable to noncontrolling interest	—	—
Consolidated net income attributable to Arconic Corporation	$42	$52
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

E.    Restructuring and Other Charges
In the 2022 first quarter, Arconic recorded Restructuring and other charges of $5, which were comprised of the following components: a $4 charge related to several legacy non-U.S. matters, including $1 for an environmental remediation obligation related to Italy (see Environmental Matters in Note O) and $1 for the full settlement of certain employee retirement benefits related to Brazil (see Note G); and a $1 charge related to idling certain operations in the Extrusions segment (actions initiated in 2021).
In the 2021 first quarter, Arconic recorded Restructuring and other charges of $1, which were comprised of the following components: a $1 additional loss on the sale of an aluminum rolling mill in Brazil; a $1 credit for the reversal of reserves established in prior periods; and a $1 net charge for other items.
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

First quarter ended March 31,	2022	2021
Rolled Products	$—	$1
Building and Construction Systems	—	(1)
Extrusions	1	1
Segment total	1	1
Corporate	4	—
	$5	$1

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2020	$13	$1	$14
Cash payments	(10)	(5)	(15)
Restructuring charges	3	6	9
Other(1)	(4)	(1)	(5)
Reserve balances at December 31, 2021	2	1	3
Cash payments	(1)	(1)	(2)
Restructuring charges	—	1	1
Other(1)	—	(1)	(1)
Reserve balances at March 31, 2022(2)	$1	$—	$1

_____________________
(1)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)The remaining reserves are expected to be paid in cash during the remainder of 2022.

F.    Other Expenses, Net

First quarter ended March 31,	2022	2021
Non-service costs — Pension and OPEB (G)	$14	$20
Foreign currency losses, net	6	2
Other, net	(3)	—
	$17	$22

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

First quarter ended March 31,	2022	2021
Pension benefits
Service cost	$5	$6
Interest cost	16	17
Expected return on plan assets	(24)	(33)
Recognized net actuarial loss	19	32
Settlements	1	—
Net periodic benefit cost(1)	$17	$22

Other postretirement benefits
Service cost	$1	$1
Interest cost	3	3
Recognized net actuarial loss	2	2
Amortization of prior service benefit	(2)	(1)
Net periodic benefit cost(1)	$4	$5

__________________
(1)    Service cost was included within Cost of goods sold, Settlements were included within Restructuring and other charges, and all other components were included in Other expenses, net on the accompanying Statement of Consolidated Operations.
Pension Funding— In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Arconic had no minimum required funding due in the 2022 first quarter for these two plans. The Company expects to contribute a total of $22 to these two plans in the remainder of 2022.

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
For the 2022 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.8%. This rate differs by 6.8 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, non-deductible costs, the state tax impact of domestic taxable income, foreign losses in jurisdictions subject to existing valuation allowances, and U.S. tax on foreign earnings, partially offset by foreign income taxed in lower rate jurisdictions.
For the 2021 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.9%. This rate differs by 6.9 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, the state tax impact of domestic taxable income, and U.S. tax on foreign earnings.
The effective tax rate including discrete items was 22.2% in the 2022 first quarter and 23.5% in the 2021 first quarter.
The following table details the components of Provision for income taxes:

First quarter ended March 31,	2022	2021
Pretax ordinary income at estimated annual effective tax rate	$15	$19
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	1	—
Discrete items	(4)	(3)
Provision for income taxes	$12	$16

__________________
*    The interim period impact related to operational losses in foreign jurisdictions for which no tax benefit is recognized will reverse by the end of the calendar year.

I.    Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing Net income attributable to Arconic by the weighted-average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. Specific to Arconic, such share equivalents consist of outstanding employee stock awards (excluding out-of-the-money stock options – see below). For periods in which the Company generates net income, the diluted weighted-average number of shares include common share equivalents associated with outstanding employee stock awards. For periods in which the Company generates a net loss, common share equivalents are excluded from the diluted weighted-average number of shares as their effect is anti-dilutive.
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

First quarter ended March 31,	2022	2021
Weighted-average shares outstanding – basic	105.4	109.8
Effect of dilutive share equivalents:
Stock units	3.0	3.3
Stock options	0.1	0.1
Weighted-average shares outstanding – diluted	108.5	113.2

Anti-dilutive share equivalents:
Stock units	—	—
Stock options*:
In-the-money	—	—
Out-of-the-money	—	—
	—	—

________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of March 31, 2022 and March 31, 2021, there were 0.3 million and 0.4 million, respectively, out-of-the-money stock options outstanding with a weighted-average exercise price of $31.48 and $31.41, respectively.

J.     Preferred and Common Stock
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof. In the 2022 first quarter, Arconic repurchased 505,982 shares of the Company's common stock for $16 under this program. Cumulatively, the Arconic has repurchased 5,418,487 shares of the Company's common stock for $177 since the program’s inception.

K.    Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

First quarter ended March 31,	2022	2021
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,121)	$(1,791)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	55	(1)
Tax expense	(12)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	43	(1)
Amortization of net actuarial loss and prior service cost/benefit(1)	20	33
Tax expense(2)	(5)	(7)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	15	26
Total Other comprehensive income	58	25
Balance at end of period	$(1,063)	$(1,766)
Foreign currency translation
Balance at beginning of period	$25	$29
Other comprehensive loss(3)	(7)	(7)
Balance at end of period	$18	$22
Cash flow hedges (P)
Balance at beginning of period	$(15)	$1
Other comprehensive loss:
Net change from periodic revaluations	(143)	(35)
Tax benefit	33	8
Total Other comprehensive loss before reclassifications, net of tax	(110)	(27)
Net amount reclassified to earnings(4)	53	7
Tax expense(2)	(13)	(2)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(5)	40	5
Total Other comprehensive loss	(70)	(22)
Balance at end of period	$(85)	$(21)
Accumulated other comprehensive loss	$(1,130)	$(1,765)

_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G).
(2)These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)These amounts relate to aluminum, a portion of which were reported in both Sales and Cost of goods sold on the accompanying Statement of Consolidated Operations (see Note P). For both periods presented, amounts related to energy and alloying materials were not material.
(5)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 4.

L.    Inventories

	March 31, 2022	December 31, 2021
Finished goods	$449	$350
Work-in-process	1,175	1,105
Purchased raw materials	141	109
Operating supplies	68	66
	$1,833	$1,630

M.    Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $13 and $16 for the first quarter of 2022 and 2021, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter of 2022 and 2021 were $11 and $5, respectively.
Future minimum contractual operating lease obligations were as follows:

March 31, 2022
2022	$31
2023	31
2024	24
2025	18
2026	13
Thereafter	30
Total lease payments	$147
Less: imputed interest	23
Present value of lease liabilities	$124

Arconic’s operating leases at both March 31, 2022 and December 31, 2021 had a weighted-average remaining lease term of 6.1 years and a weighted-average discount rate of 5.8%.

N.    Debt
2022 Activity—Arconic maintains a five-year credit agreement, dated May 13, 2020, with a syndicate of lenders named therein and Deutsche Bank AG New York Branch as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to be used, generally, for working capital or other general corporate purposes. See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed on February 22, 2022) for additional information related to the ABL Credit Agreement.
On February 16, 2022, the Company’s ABL Credit Agreement was amended to increase the revolving commitments under the ABL Credit Facility to $1,200 from $800. Additionally, the accordion feature of the ABL Credit Facility was revised to provide for the Company to request a further increase to the revolving commitments in an aggregate principal amount equal to the greater of $350 and the excess of the borrowing base over the ABL Credit Facility commitments. Furthermore, the LIBOR-based floating interest rate was replaced with a term SOFR-based interest rate, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% per annum for SOFR-based borrowings with interest periods of one month, three months, or six months, respectively, under the ABL Credit Facility. Arconic paid $1 in upfront costs associated with these amendments.
In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. As of March 31, 2022, the applicable rate on this borrowing was 2.50%. Arconic may repay early or extend a part or all of this borrowing.
Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of March 31, 2022, the available balance was $1,065 (net of outstanding borrowing of $100 and letters of credit of $35).
2021 Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (the “Existing 2028 Notes”). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the Existing 2028 Notes. See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed on February 22, 2022) for additional information related to the Existing 2028 Notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations in April 2021. The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August and commenced August 15, 2021.

O.    Contingencies and Commitments
Unless specifically described to the contrary, all matters within Note O are the full responsibility of Arconic pursuant to the Separation and Distribution Agreement. Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Howmet for claims subject to indemnification.
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
The Company’s remediation reserve balance was $61 and $64 (of which $16 and $15, respectively, was classified as a current liability) at March 31, 2022 and December 31, 2021, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2022 first quarter, the Company recorded a charge of $1 (see Note E) and increased the remediation reserve by the same amount to reflect an estimate of Arconic’s share of newly-identified costs for additional remediation work related to a recently completed project at a former site in Italy where the Company is one of several responsible parties. The additional remediation work is subject to review by Italy’s Ministry of the Environment.
Payments related to remediation expenses applied against the reserve were $4 in the 2022 first quarter, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
The following description provides details regarding the Company's largest reserve (next largest is $5), which relates to one of Arconic's current operating locations.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to the Company’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. Arconic completed the final design phase of the project, which was approved by the EPA in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced. In April 2020, the EPA approved an addendum to the final remedial design to address newly-identified matters, including river navigation issues, which resulted in changing the original remedy for a specific segment of the river to dredging from capping.
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
At March 31, 2022 and December 31, 2021, the reserve balance associated with this matter was $28 and $30, respectively. Approximately $3 of the remaining expenditures represent costs that are expected to be paid in 2022. The other $25 in remaining expenditures, most of which relates to operations, maintenance, and monitoring work, are expected to occur between 2023 and 2027.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim was scheduled for June 8, 2021 but was postponed several times and most recently further postponed until July 21, 2022. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the injunctions granted on April 6, 2020. We continue to operate the Samara location without restrictions other than as disclosed above, and we maintain a renewable intercompany loan facility that could be, but has not yet been utilized.
The following table presents selected financial information related to our operations in Russia:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$26	$79
Receivables from customers	131	120
Inventories	130	102
Properties, plants and equipment, net	196	200
Accounts payable, trade	46	47

	For the first quarter ended March 31, 2022	For the year ended December 31, 2021
Third-party sales*	$233	$968
Segment Adjusted EBITDA	18	87
_____________________
*In all periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At March 31, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 2% of Arconic’s liquidity (comprised of Cash and cash equivalents of $210 and undrawn availability of $1,065 under Arconic’s ABL Credit Agreement (see Note N)) at March 31, 2022. In addition, for the quarter ended March 31, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 13% and 16% of Third-party sales (including packaging, industrial, aerospace, and defense), respectively, and

10% and 13% of Segment Adjusted EBITDA, respectively, for the Rolled Products segment. In March 2022, we announced a pause in new contracts in Russia and we are deliberately and actively pursuing additional options for our Russian business while complying with legal and contractual obligations.
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
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Increased restrictions on our operation of the Samara facility may have a material adverse effect on our financial condition, results of operations or cash flows. Given the preliminary nature of this matter and the uncertainty of litigation and of efforts to resolve this matter with FAS, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Additionally, our operations in Russia, and our ability to resolve the proceedings and underlying claims related to our facility in Samara, Russia, are likely to be negatively impacted by the disruption and geopolitical instability resulting from the ongoing conflict between Russia and Ukraine.
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
◦Thirty-three (previously thirty-four) claimants represented by Russell Cooke LLP. On March 29, 2022, Russell Cooke issued a further suit against the above-mentioned 21 Defendants on behalf of one Claimant. It is anticipated that the suits issued by Russell Cooke will be consolidated in due course;
◦Forty-seven (previously forty) claimants represented by Imran Khan & Partners;
◦Fifty-eight (previously sixty-one) claimants represented by Howe & Co.;
◦One hundred fourteen claimants represented by Hodge Jones and Allen Solicitor. On March 29, 2022, Hodge Jones and Allen issued a further suit against the above-mentioned 21 Defendants on behalf of five Claimants. It is anticipated that the suits issued by Hodge Jones and Allen will be consolidated in due course;
◦Twenty-three (previously nineteen) claimants represented by Hickman & Rose;
◦Ten (previously five) claimants represented by Duncan Lewis Solicitors;
◦One hundred thirteen (previously one hundred eighteen) claimants represented by Birnberg Peirce;
◦Three hundred forty-one claimants represented by Bindmans LLP. On March 31, 2022, Bindmans issued a further suit against the above-mentioned 21 Defendants on behalf of five Claimants. It is anticipated that the suits issued by Bindmans will be consolidated in due course;
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
On December 17, 2020, a claim was issued by the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd against: (1) Whirlpool Company Polska Spolka z Organiczona; and (2) AAP SAS. The Claimants seek damages in respect of their own losses and/or a contribution to the extent that they are found to be liable by the London High Court for any losses arising out of the Grenfell Tower fire on June 14, 2017. On March 29, 2022, the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd sought permission to join two further Defendants to these proceedings, namely: (i) Whirlpool EMEA S.p.A.; and (ii) Whirlpool UK Appliances Limited.
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
The above-mentioned suits brought by: (1) the survivors and estates of decedents; (2) the emergency responders; and (3) the Royal Borough of Kensington and Chelsea for contributions, were heard together at a procedural hearing on July 7-8, 2021, before Senior Master Fontaine. At the hearing, the Senior Master made several directions for the future management of the Grenfell Tower litigation, including staying all suits against Arconic Corporation and its affiliates until the next directions hearing, which was held on April 26, 2022. The Senior Master has not yet issued a decision as to whether to continue the stay following the April 26, 2022 directions hearing. The duration of the prior stay was intended to allow Arconic Corporation, along with several other co-defendants to the above-mentioned litigations, to engage in preliminary discussions with the claimants' legal representatives in an attempt to reach a mutually agreeable settlement. The parties have now agreed to overarching terms as to the form of Alternative Dispute Resolution that they are willing to participate in. Those discussions are ongoing.
Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. The briefing has now been completed and oral argument is scheduled for June 6, 2022. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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

P.    Financial Instruments
Amounts designated below as kmt are thousand metric tons and MMBtu are million British thermal units.
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$210	$210	$335	$335
Hedging instruments and derivatives - assets	7	7	1	1
Short-term debt	100	100	—	—
Hedging instruments and derivatives - liabilities	116	116	23	23
Long-term debt	1,595	1,621	1,594	1,692
The following methods were used to estimate the fair value of financial instruments:
Cash and cash equivalents and Short-term debt. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents were classified in Level 1 of the fair value hierarchy and Short-term debt was classified in Level 2 of the fair value hierarchy.
Hedging instruments and derivatives. Arconic is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. Information regarding the Company’s exposure to the risks of changing commodity prices is described below.
Arconic’s commodity and hedging activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which consists of at least three members, including the Company’s chief executive officer and chief financial officer. The remaining member(s) are other Arconic officers and/or employees as the chief executive officer may designate from time to time. Currently, the only other member of the SRMC is the Company’s treasurer. The SRMC meets on a periodic basis to review hedging positions and strategy and reports to the Audit and Finance Committee of Arconic’s Board of Directors on the scope of its activities.
The Company’s hedging instruments are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Specifically, these instruments hedge forward sale commitments for aluminum and forward purchase commitments for aluminum, natural gas, and certain alloying materials. Arconic is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.
The fair value of the Company’s hedging instruments was based on quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange forward curve) and were classified in Level 1 of the fair value hierarchy. Most of these instruments are comprised of those that were designated as cash flow hedges while the remainder are marked-to-market as they do not qualify for hedge accounting. As of March 31, 2022 and December 31, 2021, Arconic’s hedging instruments classified as liabilities consisted of $121 (283 kmt) and $18 (251 kmt), respectively, for aluminum cash flow hedges, $(11) (8.7 MMBtu) and $2 (3.3 MMBtu), respectively, for energy cash flow hedges, and $3 (7 kmt) and $3 (19 kmt), respectively, for aluminum hedges that did not qualify for hedge accounting. Also, the Company’s hedging instruments classified as assets as of March 31, 2022 and December 31, 2021 consisted of $1 (23 kmt) and $1 (14 kmt), respectively, for aluminum hedges that did not qualify for hedge accounting.
For hedging instruments designated as cash flow hedges, Arconic recognized in the 2022 first quarter an unrealized loss of $143 in Other comprehensive loss (see Note K), comprised of an unrealized loss of $156 for aluminum and an unrealized gain of $13 for energy, and both a realized loss of $54 in Sales and a realized gain of $1 in Cost of goods sold for aluminum, and, in the 2021 first quarter, an unrealized loss of $35 in Other comprehensive loss (see Note K), comprised of an unrealized loss of $36 for aluminum and an unrealized gain of $1 for alloying materials, and both a realized loss of $9 in Sales and a realized gain of $2 in Cost of goods sold for aluminum. The realized loss and gain in both periods were reclassified from Accumulated other comprehensive loss (see Note K).
For hedging instruments that do not qualify for hedge accounting, the Company recognized both an unrealized gain of $2 and a realized loss of $2 in Sales for aluminum in the 2022 first quarter. Unrealized and realized impacts were not material in the 2021 first quarter.
The disclosures with respect to commodity price risk do not consider the underlying commitments or anticipated transactions. If the underlying items were included, the gains or losses on the hedging instruments may be offset. Actual results will be determined by several factors that are not under Arconic’s control and could vary significantly from those factors disclosed.
The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Arconic does not anticipate nonperformance by any of these parties. Contracts are with creditworthy counterparties and are further supported by cash or irrevocable letters of credit issued by carefully chosen banks. In addition, master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.
Separately, Arconic has three natural gas supply contracts that are treated as derivatives for accounting purposes as they failed to qualify for the normal purchase normal sale exception due to net settlement provisions. These derivatives also do not qualify for hedge accounting. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes. As of March 31, 2022, Arconic’s derivatives classified as assets and liabilities consisted of $6 (1.5 MMBtu) and $3 (2.0 MMBtu), respectively. Additionally, in the 2022 first quarter, the Company recognized an unrealized gain of $3 in Cost of goods sold for these derivatives (see Note A).
Long-term debt. The fair value was based on quoted market prices for public debt and was classified in Level 2 of the fair value hierarchy.

Q. Receivables
On January 5, 2022, the Company entered into a one-year arrangement with a financial institution to sell certain customer receivables outright without recourse on a continuous basis. All such sales are at Arconic's discretion. Under this arrangement, the Company serves in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the financial institution. Accordingly, upon the sale of customer receivables to the financial institution, Arconic removes the underlying trade receivables from the Consolidated Balance Sheet and includes the reduction as a positive amount in the Decrease (Increase) in receivables line item within Operating Activities on the Statement of Consolidated Cash Flows. At no time can the outstanding balance due to the financial institution exceed $225 (increased in February from original amount of $100). In the 2022 first quarter, the Company sold $221 in customer receivables and remitted $158 in cash collections to the financial institution. Of the total amount of customer receivables sold in the 2022 first quarter, $77 were included in Receivables from customers on the accompanying Consolidated Balance Sheet as of December 31, 2021.

R.    Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per-share amounts; shipments in thousands of metric tons (kmt))
References to “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc. (“Howmet”)). On April 1, 2020 (the “Separation Date”), ParentCo separated into two standalone, publicly-traded companies, Arconic Corporation and Howmet (the “Separation”). In connection with the Separation, as of March 31, 2020, the Company and Howmet entered into several agreements to effect the Separation, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Arconic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Results of Operations
Outlook
In the first quarter of 2022, we experienced strong pricing and higher volumes across most of the end-markets that we serve, while ground transportation volumes declined as several of our customers experienced temporary shutdowns in the first quarter due to semiconductor chip availability. Due to stronger than expected performance across much of our portfolio as well as ongoing supply chain issues in automotive, we have revised certain expectations for sales by major end market, as previously disclosed in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Consistent with the expectations included in the Form 10-K, the revised expectations do not include the impact of changes in aluminum prices. For the ground transportation end market, we have lowered our sales outlook to reflect anticipated growth of approximately 5% to 10% (versus prior expectation of 10% to 15%) in 2022 compared with 2021 due to lingering semiconductor chip supply issues that reduced production in the first quarter of 2022 and lowered expectations for the full year 2022. For the industrial products end market, we anticipate sales to grow by approximately 10% to 15% (versus prior expectation of 5% to 10%) in 2022 compared with 2021, driven by improved pricing and our ability to pivot some unused automotive capacity to industrial production. For the building and construction end market, we anticipate sales to increase by approximately 15% to 20% (versus prior expectation of 5% to 10%) in 2022 compared with 2021, driven by growth in North American non-residential construction activity and our ability to capture meaningful price increases to address inflationary cost pressures. For the packaging end market, we have lowered our sales outlook to reflect anticipated growth of approximately 20% to 40% (versus prior expectation of 40% to 45%) in 2022 compared with 2021, as the North American can sheet ramp up is expected to be partially offset by lower sales in Russia. For the aerospace end market, we expect sales to grow by approximately 30% to 40% (versus prior expectation of 25% to 35%) from 2021, as aircraft build rates continue to increase in 2022.
Legal Proceedings Involving our Samara Facility
Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities as a result of alleged violations of Russian Federal Law No. 57-FZ. In connection with these proceedings, authorities have imposed injunctions prohibiting, among other actions, the payment of dividends, placement of bonds, amendments to organizational documents, and changes to the subsidiaries’ chief executive officer and board of directors. See Note O to the Consolidated Financial Statements in Part I, Item 1. “Financial Statements” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information regarding the proceedings. The proceedings and underlying claims may not be resolved favorably, are likely to continue to be delayed, may be resolved in a manner that results in permanent injunctions similar to or more restrictive than the current injunctions, and could result in a decision or a requirement to divest some or all of the assets located at the Samara facility.

The following table presents selected financial information related to our operations in Russia:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$26	$79
Receivables from customers	131	120
Inventories	130	102
Properties, plants and equipment, net	196	200
Accounts payable, trade	46	47

	For the first quarter ended March 31, 2022	For the year ended December 31, 2021
Third-party sales*	$233	$968
Segment Adjusted EBITDA	18	87
_____________________
*In all periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At March 31, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 2% of Arconic’s liquidity (comprised of Cash and cash equivalents of $210 and undrawn availability of $1,065 under Arconic’s ABL Credit Agreement (see Note N)) at March 31, 2022. In addition, for the quarter ended March 31, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 13% and 16% of Third-party sales (including packaging, industrial, aerospace, and defense), respectively, and 10% and 13% of Segment Adjusted EBITDA, respectively, for the Rolled Products segment. In March 2022, we announced a pause in new contracts in Russia and we are deliberately and actively pursuing additional options for our Russian business while complying with legal and contractual obligations.
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
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Increased restrictions on our operation of the Samara facility may have a material adverse effect on our financial condition, results of operations or cash flows. Our operations in Russia, and our ability to resolve the proceedings and underlying claims related to our facility in Samara, Russia, are likely to be negatively impacted by the disruption and geopolitical instability resulting from the ongoing conflict between Russia and Ukraine. See Part II, Item 1A “Risk Factors—The ongoing conflict between Russia and Ukraine has resulted in geopolitical instability and disruption that are likely to adversely affect our business, financial condition, results of operations or cash flows” for additional information.
Earnings Summary
Sales.   Sales were $2,191 in the 2022 first quarter compared to $1,675 in the 2021 first quarter. The increase of $516, or 31%, was principally due to higher aluminum prices, favorable product pricing, and favorable product mix driven by increased sales to the packaging and aerospace end markets, as recovery from the COVID-19 pandemic continues. These positive impacts were slightly offset by unfavorable foreign currency movements driven by a weaker euro.

In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for the 2022 first quarter and 2021 first quarter included $2 and $8, respectively, associated with this settlement.
Cost of goods sold.   COGS was $1,956, or 89.3% of Sales, in the 2022 first quarter compared to $1,431, or 85.4% of Sales, in the 2021 first quarter. The percentage was negatively impacted by higher costs for direct materials, including energy, alloying materials, and transportation, and higher aluminum prices (underlying metal price is contractually passed-through to most customers at cost). These negative impacts were partially offset by favorable product pricing driven by pricing pressures primarily in North America as a result of inflation.
Selling, general administrative, and other expenses.   SG&A was $65 in the 2022 first quarter compared to $59 in the 2021 first quarter. The increase of $6, or 10%, was mostly caused by an increase in labor costs, higher stock-based employee compensation expense, and the absence of a 2021 refund of a non-income based tax, all somewhat offset by lower legal fees. SG&A as a percentage of Sales was 3.0% in the 2022 first quarter compared to 3.5% in the 2021 first quarter.
Provision for depreciation and amortization.   D&A was $60 in the 2022 first quarter compared to $63 in the 2021 first quarter. The decrease of $3, or 5%, was primarily due to the absence of depreciation resulting from asset retirements and a decrease in amortization related to intangible assets.
Restructuring and other charges.   Restructuring and other charges were $5 in the 2022 first quarter and $1 in the 2021 first quarter. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $25 in the 2022 first quarter compared to $23 in the 2021 first quarter. The increase of $2, or 9%, was principally related to the $100 borrowed in March 2022 under the ABL Credit Facility and additional interest associated with a $300 debt offering completed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to both of these financing transactions.
Other expenses, net.   Other expenses, net was $17 in the 2022 first quarter and $22 in the 2021 first quarter. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Provision for income taxes.   The Company’s effective tax rate, including discrete items, was 22.2% in the 2022 first quarter and 23.5% in the 2021 first quarter. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Segment Information
Arconic’s profit or loss measure for its reportable segments is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization). The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus each of (i) Stock-based compensation expense, (ii) Metal price lag, and (iii) Unrealized (gains) losses on mark-to-market hedging instruments and derivatives (see below). Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
Effective in the first quarter of 2022, management modified the Company’s definition of Segment Adjusted EBITDA to exclude the impact of unrealized gains and losses on mark-to-market hedging instruments and derivatives. This modification was deemed appropriate as Arconic is considering entering into additional hedging instruments in future reporting periods if favorable conditions exist to mitigate cost inflation. Certain of these instruments may not qualify for hedge accounting resulting in unrealized gains and losses being recorded directly to Sales or Cost of goods sold, as appropriate (i.e., mark-to-market). Additionally, this change was also applied to derivatives that do not qualify for hedge accounting for consistency purposes. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes. Ultimately, this change was made to maintain the transparency and visibility of the underlying operating performance of Arconic’s reportable segments. Prior to this change, the Company had a limited number of hedging instruments and derivatives that did not qualify for hedge accounting, the unrealized impact of which was not material to Arconic’s Segment Adjusted EBITDA performance measure. Accordingly, prior period information presented was not recast to reflect this change.

Rolled Products

First quarter ended March 31,	2022	2021
Third-party sales	$1,804	$1,364
Intersegment sales	12	7
Total sales	$1,816	$1,371
Segment Adjusted EBITDA	$176	$165
Third-party aluminum shipments (kmt)	347	345
Third-party sales for the Rolled Products segment increased $440, or 32%, in the 2022 first quarter compared to the same period in 2021. The improvement was largely the result of price increases, due to higher aluminum prices and adjustments for inflation impacts, and favorable product mix, driven by the packaging, industrial products, and aerospace end markets. The higher aluminum prices were largely driven by a 56% rise in the average LME aluminum price and sharp increases in regional premiums, including a 119% increase in the average Midwest premium (United States).
The net impact of volume in the 2022 first quarter compared with the 2021 first quarter was a relatively small increase; however, the individual change in many of the end markets served by this segment was notable. In particular, favorable impacts were experienced in packaging, as the can sheet operation at the Tennessee rolling mill continues to ramp up to full capacity (expected to be essentially complete at the end of the 2022 second quarter), and in aerospace, as recovery from the COVID-19 pandemic continues. These higher volumes were mostly offset by a decrease in both ground transportation and industrial products, driven by supply chain disruptions such as the global semiconductor chip shortage and/or delays in receipt of aluminum ingot.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, Rolled Products’ sales for the 2022 first quarter and 2021 first quarter included $2 and $8, respectively, associated with this settlement.
Segment Adjusted EBITDA for this segment increased $11, or 7%, in the 2022 first quarter compared with the corresponding period in 2021. The improvement was principally related to price increases due to adjustments for inflation impacts and a benefit derived from the absence of below normal absorption of fixed costs that occurred in the 2021 period. These positive impacts were mostly offset by higher costs for direct materials, including energy and alloying materials, and transportation, maintenance, and labor.
Building and Construction Systems

First quarter ended March 31,	2022	2021
Third-party sales	$291	$236
Segment Adjusted EBITDA	$44	$28
Third-party sales for the Building and Construction Systems segment increased $55, or 23%, in the 2022 first quarter compared to the same period in 2021. The improvement was mostly attributable to multiple product price increases implemented since March 2021 across the entire portfolio to address inflationary cost pressures.
Segment Adjusted EBITDA for this segment increased $16, or 57%, in the 2022 first quarter compared with the corresponding period in 2021. The improvement was primarily related to favorable product pricing and productivity gains, partially offset by higher costs for direct materials, including aluminum and energy, and transportation and maintenance. The productivity gains were driven by higher production utilization in the 2022 first quarter compared to the 2021 first quarter due to the lessened impact of the COVID-19 pandemic.

Extrusions

First quarter ended March 31,	2022	2021
Third-party sales	$97	$75
Segment Adjusted EBITDA	$(5)	$(4)
Third-party aluminum shipments (kmt)	10	9
Third-party sales for the Extrusions segment increased $22, or 29%, in the 2022 first quarter compared to the same period in 2021. The improvement was principally the result of price increases, due to higher aluminum prices and adjustments for inflation impacts, and an increase in volumes, both aerospace and ground transportation, due to the lessened impact of the COVID-19 pandemic.
Segment Adjusted EBITDA for this segment decreased $1, or 25%, in the 2022 first quarter compared with the corresponding period in 2021. The decrease was mainly attributable to higher costs for direct materials, including aluminum and energy, mostly offset by price increases due to adjustments for inflation impacts.
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Arconic Corporation

First quarter ended March 31,	2022	2021
Total Segment Adjusted EBITDA	$215	$189
Unallocated amounts:
Corporate expenses(1)	(9)	(9)
Stock-based compensation expense	(5)	(2)
Metal price lag(2)	(36)	5
Unrealized gains on mark-to-market hedging instruments and derivatives	2	—
Provision for depreciation and amortization	(60)	(63)
Restructuring and other charges	(5)	(1)
Other(3)	(6)	(6)
Operating income	96	113
Interest expense	(25)	(23)
Other expenses, net	(17)	(22)
Provision for income taxes	(12)	(16)
Net income attributable to noncontrolling interest	—	—
Consolidated net income attributable to Arconic Corporation	$42	$52

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
Environmental Matters
See Environmental Matters in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources
At March 31, 2022, the Company’s Cash and cash equivalents were $210, of which $26, or 12%, was held in Russia. Cash and cash equivalents held in Russia represented 2% of Arconic’s total liquidity at March 31, 2022. Cash and cash equivalents held in Russia are currently subject to injunctions imposed by regulatory authorities that prohibit the distribution of dividends. We cannot at this time reasonably estimate the likelihood or timeline of a resolution involving the removal of these injunctions, and accordingly cannot reasonably estimate when, if at all, the funds will be available for the payment of dividends to Arconic Corporation. We maintain a renewable intercompany loan facility that could be utilized but we have as yet not utilized this facility. In addition, Arconic has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Management continuously evaluates the Company’s local and global cash needs for future business operations, which may influence future repatriation decisions.
Operating Activities
Cash used for operations was $103 in the 2022 three-month period compared with $294 in the 2021 three-month period.
In the 2022 three-month period, cash used for operations was comprised mostly of an unfavorable change in working capital of $237, partially offset by a positive add-back for non-cash transactions in earnings of $94 and net income of $42. The impact in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
In the 2021 three-month period, cash used for operations was comprised of an unfavorable change in working capital of $251 and pension contributions of $201, somewhat offset by a positive add-back for non-cash transactions in earnings of $106 and net income of $52.
In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Arconic had no minimum required funding due in the 2022 first quarter for these two plans. The Company expects to contribute a total of $22 to these two plans in the remainder of 2022.
Financing Activities
Cash provided from financing activities was $72 in the 2022 three-month period compared with $297 in the 2021 three-month period. The source of cash in the 2022 three-month period was mostly due to $100 borrowed under the ABL Credit Facility (see 2022 Debt Activity below), somewhat offset by $16 for the repurchase of 505,982 shares of the Company’s common stock (see Share Repurchase Program below). In the 2021 three-month period, the source of cash reflects $315 in net proceeds from the issuance of new indebtedness (see 2021 Debt Activity below).
2022 Debt Activity—Arconic maintains a five-year credit agreement, dated May 13, 2020, with a syndicate of lenders named therein and Deutsche Bank AG New York Branch as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to be used, generally, for working capital or other general corporate purposes. See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed on February 22, 2022) for additional information related to the ABL Credit Agreement.
On February 16, 2022, the Company’s ABL Credit Agreement was amended to increase the revolving commitments under the ABL Credit Facility to $1,200 from $800 (available balance as of March 31, 2022 was $1,065 – see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). Additionally, the accordion feature of the ABL Credit Facility was revised to provide for the Company to request a further increase to the revolving commitments in an aggregate principal amount equal to the greater of $350 and the excess of the borrowing base over the ABL Credit Facility commitments. Furthermore, the LIBOR-based floating interest rate was replaced with a term SOFR-based interest rate, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% per annum for SOFR-based borrowings with interest periods of one month, three months, or six months, respectively, under the ABL Credit Facility. Arconic paid $1 in upfront costs associated with these amendments.
In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. As of March 31, 2022, the applicable rate on this borrowing was 2.50%. Arconic may repay early or extend a part or all of this borrowing.

2021 Debt Activity—On March 3, 2021, the Company completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for an additional $300 aggregate principal amount of 6.125% Senior Secured Second-Lien Notes due 2028 (the “Additional 2028 Notes”). The Additional 2028 Notes were issued under the indenture governing Arconic’s existing 6.125% Senior Secured Second-Lien Notes due 2028 (the “Existing 2028 Notes”). Other than with respect to the date of issuance and issue price, the Additional 2028 Notes are treated as a single series with and have the same terms as the Existing 2028 Notes. See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed on February 22, 2022) for additional information related to the Existing 2028 Notes. The Additional 2028 Notes were sold at 106.25% of par (i.e., a premium) and, after reflecting a discount to the initial purchasers of the Additional 2028 Notes, the Company received $315 in net proceeds from the debt offering. Arconic used the net proceeds of this issuance to fund an annuitization of certain U.S. defined benefit pension plan obligations in April 2021. The premium ($19) and costs to complete the financing ($5) were deferred and are being amortized to interest expense over the term of the Additional 2028 Notes. The amortization of the premium is reflected as a reduction to interest expense and the amortization of the costs to complete the financing is reflected as an addition to interest expense. Interest on the Additional 2028 Notes is paid semi-annually in February and August and commenced August 15, 2021.
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 first quarter, Arconic repurchased 505,982 shares of the Company's common stock for $16 under this program (see Part II Item 2 in this Form 10-Q for additional information).
Investing Activities
Cash used for investing activities was $94 in the 2022 three-month period compared with $27 in the 2021 three-month period. The use of cash in the 2022 three-month period was due to $95 in capital expenditures, mostly due to growth spend at the U.S. rolling mills. The use of cash in the 2021 three-month period was due to $28 in capital expenditures, largely attributable to sustaining spend at the U.S. rolling mills.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
The ongoing conflict between Russia and Ukraine has resulted in geopolitical instability and disruption that are likely to adversely affect our business, financial condition, results of operations or cash flows.
The conflict between Russia and Ukraine has resulted in disruption and instability in global markets and various industries that are likely to negatively impact our business, financial condition, results of operations or cash flows. The U.S. government and the governments of other countries have announced trade restrictions, export controls, sanctions and other actions, and have threatened additional actions, against Russia. In response, Russia has taken actions that have further restricted various business, commercial and other activities in or involving Russia. These actions have resulted in, and will likely continue to result in, among other things, significant or complete restrictions on exports to and imports from, and other commerce and business dealings involving, Russia, certain regions of Ukraine, and Belarus, as well as specifically identified companies and individuals, and the withdrawal from or reductions of operations in Russia of customers and suppliers. In response to the conflict, in March 2022 we announced that we had paused new contracts in Russia and would fulfill existing obligations in accordance with applicable laws, regulations and international rules. The extent of the impact of the reduction in our operations, or of current or future actions taken by Russia, the U.S. or other governments, is not reasonably possible to predict, but could include, among other impacts: expropriation or other loss (whether partial or entirely) of assets or property; restrictions on our operations, including plant idling or closure; an inability to obtain raw materials, equipment, parts, and other key supplies; continued reduction or cessation of our customers’ operations in Russia causing a decrease in demand for our products; increased inflationary pressures on raw materials; an increase in the frequency and severity of cyber attacks; volatility in currency exchange and interest rates; negative developments in the ongoing legal proceedings involving our facility in Samara, Russia; and additional adverse legal proceedings in Russia. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Legal Proceedings Involving our Samara Facility” for additional information regarding the proceedings involving our facility in Samara and the potential impact of the proceedings on our business.
In addition, the effects of the ongoing conflict between Russia and Ukraine, and the actions taken by governments or companies in response, could increase the likelihood or impact of any risks to our business, financial condition, results of operations or cash flows described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, including risks related to ongoing legal proceedings involving our facility in Samara, Russia; inflation, volatility in aluminum prices and currency exchange rates; global operations; loss of customers; reduction in demand; intellectual property; disruption of facility operations; and cyber-security.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
January 1 - January 31, 2022	180,043	$30.83	180,043	$133,000,000
February 1 - February 28, 2022	325,939	$31.09	325,939	$123,000,000
March 1 - March 31, 2022	—	$—	—	$123,000,000
Total for quarter ended March 31, 2022	505,982		505,982
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

Item 6. Exhibits.

10.1
Amendment No. 1 to the Credit Agreement, dated as of February 16, 2022, among Arconic Corporation, the guarantors party thereto, the Lenders and Issuing Banks party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2022)

10.2
Amendment No. 2 to the Credit Agreement, dated as of February 16, 2022, among Arconic Corporation, the guarantors party thereto, the Lenders and Issuing Banks party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2022)

10.3	Employment Letter Agreement between Arconic Corporation and Daniel G. Fayock, dated as of March 7, 2022
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Corporation

May 3, 2022	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 3, 2022	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)