Form 10-Q
period 2022-06-30
Arconic Corp
filed 2022-08-02
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2022, there were 102,664,418 shares of common stock, par value $0.01 per share, of the registrant outstanding.

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
•our ability to complete the previously announced sale with respect to our Kawneer® business;
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
•restrictions imposed by authorities on our Russian operations;
•our ability to complete the announced divestiture of our Russian operations and the impact of such divestiture on our business and operations;
•reactions to or consequences of our announcement regarding the sale of our Russian operations, including the potential for our Russian operations to be nationalized or otherwise expropriated by the Russian government;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales (C and D)	$2,548	$1,801	$4,739	$3,476
Cost of goods sold (exclusive of expenses below)	2,258	1,567	4,214	2,998
Selling, general administrative, and other expenses	73	61	138	120
Research and development expenses	9	9	18	17
Provision for depreciation and amortization	62	62	122	125
Restructuring and other charges (E)	2	597	7	598
Operating income (loss)	144	(495)	240	(382)
Interest expense	26	25	51	48
Other (income) expenses, net (F)	(35)	15	(18)	37
Income (Loss) before income taxes	153	(535)	207	(467)
Provision (Benefit) for income taxes (H)	38	(108)	50	(92)
Net income (loss)	115	(427)	157	(375)
Less: Net income attributable to noncontrolling interest	1	—	1	—
Net income (loss) attributable to Arconic Corporation	$114	$(427)	$156	$(375)

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$1.08	$(3.89)	$1.48	$(3.41)
Diluted	$1.05	$(3.89)	$1.44	$(3.41)

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Second quarter ended June 30,	2022	2021	2022	2021	2022	2021
Net income (loss)	$114	$(427)	$1	$—	$115	$(427)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	26	567	—	—	26	567
Foreign currency translation adjustments	(55)	13	—	—	(55)	13
Net change in unrecognized losses on cash flow hedges	190	(14)	—	—	190	(14)
Total Other comprehensive income, net of tax	161	566	—	—	161	566
Comprehensive income	$275	$139	$1	$—	$276	$139

	Arconic Corporation		Noncontrolling interest		Total
Six months ended June 30,	2022	2021	2022	2021	2022	2021
Net income (loss)	$156	$(375)	$1	$—	$157	$(375)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	84	592	—	—	84	592
Foreign currency translation adjustments	(62)	6	—	—	(62)	6
Net change in unrecognized losses on cash flow hedges	120	(36)	—	—	120	(36)
Total Other comprehensive income, net of tax	142	562	—	—	142	562
Comprehensive income	$298	$187	$1	$—	$299	$187

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$252	$335
Receivables from customers, less allowances of $1 in both 2022 and 2021 (R)	1,078	922
Other receivables	178	226
Inventories (L)	1,910	1,630
Fair value of hedging instruments and derivatives (Q)	173	1
Prepaid expenses and other current assets	83	54
Total current assets	3,674	3,168
Properties, plants, and equipment	7,522	7,529
Less: accumulated depreciation and amortization	4,930	4,878
Properties, plants, and equipment, net	2,592	2,651
Goodwill	308	322
Operating lease right-of-use assets (M)	116	122
Deferred income taxes	139	229
Other noncurrent assets	84	88
Total assets	$6,913	$6,580
Liabilities
Current liabilities:
Short-term debt (N)	$50	$—
Accounts payable, trade	1,842	1,718
Accrued compensation and retirement costs	126	116
Taxes, including income taxes	74	61
Environmental remediation (P)	24	15
Operating lease liabilities (M)	32	35
Fair value of hedging instruments and derivatives (Q)	6	23
Other current liabilities	102	95
Total current liabilities	2,256	2,063
Long-term debt	1,596	1,594
Accrued pension benefits	635	717
Accrued other postretirement benefits	396	411
Environmental remediation (P)	45	49
Operating lease liabilities (M)	86	90
Deferred income taxes	12	12
Other noncurrent liabilities	79	85
Total liabilities	5,105	5,021
Contingencies and commitments (P)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,371	3,368
Accumulated deficit	(396)	(552)
Treasury stock (J)	(214)	(161)
Accumulated other comprehensive loss (K)	(969)	(1,111)
Total Arconic Corporation stockholders’ equity	1,793	1,545
Noncontrolling interest	15	14
Total equity	1,808	1,559
Total liabilities and equity	$6,913	$6,580

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$157	$(375)
Adjustments to reconcile net income (loss) to cash provided from (used for) operations:
Depreciation and amortization	122	125
Deferred income taxes	26	(113)
Restructuring and other charges (E)	7	598
Net periodic pension benefit cost (G)	34	40
Stock-based compensation	13	7
Amortization of debt issuance costs	2	1
Other	(14)	15
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (R)	(141)	(247)
(Increase) in inventories	(304)	(357)
(Increase) in prepaid expenses and other current assets	(19)	(10)
Increase in accounts payable, trade	196	323
(Decrease) in accrued expenses	(17)	(34)
Increase in taxes, including income taxes	5	14
Pension contributions (G)	(13)	(453)
Decrease (Increase) in noncurrent assets	1	(4)
Increase in noncurrent liabilities	4	9
Cash provided from (used for) operations	59	(461)
Financing Activities
Net change in short term borrowings (original maturities of three months or less) (N)	50	—
Additions to debt (original maturities greater than three months) (N)	—	319
Debt issuance costs (N)	(1)	(5)
Repurchases of common stock (J)	(53)	(9)
Other	(10)	(17)
Cash (used for) provided from financing activities	(14)	288
Investing Activities
Capital expenditures	(128)	(72)
Other	1	(2)
Cash used for investing activities	(127)	(74)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—
Net change in cash and cash equivalents and restricted cash	(83)	(247)
Cash and cash equivalents and restricted cash at beginning of year	335	787
Cash and cash equivalents and restricted cash at end of period	$252	$540

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interest	Total equity

Balance at March 31, 2021	110,024,144	$1	$3,343	$(103)	$—	$(1,765)	$14	$1,490
Net loss	—	—	—	(427)	—	—	—	(427)
Other comprehensive income (K)	—	—	—	—	—	566	—	566
Repurchases of common stock (J)	(246,011)	—	—	—	(9)	—	—	(9)
Stock-based compensation	155,303	—	5	—	—	—	—	5
Other	—	—	3	—	—	—	—	3
Balance at June 30, 2021	109,933,436	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628

Balance at March 31, 2022	105,784,425	$1	$3,363	$(510)	$(177)	$(1,130)	$14	$1,561
Net income	—	—	—	114	—	—	1	115
Other comprehensive income (K)	—	—	—	—	—	161	—	161
Repurchases of common stock (J)	(1,324,027)	—	—	—	(37)	—	—	(37)
Stock-based compensation	38,660	—	8	—	—	—	—	8
Balance at June 30, 2022	104,499,058	$1	$3,371	$(396)	$(214)	$(969)	$15	$1,808

Balance at December 31, 2020	109,205,226	$1	$3,348	$(155)	$—	$(1,761)	$14	$1,447
Net loss	—	—	—	(375)	—	—	—	(375)
Other comprehensive income (K)	—	—	—	—	—	562	—	562
Repurchases of common stock (J)	(246,011)	—	—	—	(9)	—	—	(9)
Stock-based compensation	974,221	—	7	—	—	—	—	7
Other	—	—	(4)	—	—	—	—	(4)
Balance at June 30, 2021	109,933,436	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628

Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$(1,111)	$14	$1,559
Net income	—	—	—	156	—	—	1	157
Other comprehensive income (K)	—	—	—	—	—	142	—	142
Repurchases of common stock (J)	(1,830,009)	—	—	—	(53)	—	—	(53)
Stock-based compensation	1,002,182	—	13	—	—	—	—	13
Other	—	—	(10)	—	—	—	—	(10)
Balance at June 30, 2022	104,499,058	$1	$3,371	$(396)	$(214)	$(969)	$15	$1,808

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
In the 2022 first quarter, the Company recorded a net gain of $3 in Cost of goods sold related to the unrealized impact associated with the change in the estimated fair value of natural gas supply contracts now determined to be derivatives (see Note Q). This amount was comprised of an unrealized loss of $5 for the 2022 first quarter, an unrealized gain of $6 for the 2021 annual period, and an unrealized gain of $2 for the 2020 fourth quarter. The out-of-period amounts were not material to any interim or annual period.

B.    Recently Adopted and Recently Issued Accounting Guidance
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of June 30, 2022, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company’s credit agreement, which previously provided a credit facility that was referenced to LIBOR in certain borrowing situations, was amended in February 2022 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) (see Note N). Management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Ground Transportation	$844	$—	$28	$872
Packaging	518	—	—	518
Building and Construction	94	329	—	423
Aerospace	200	—	49	249
Industrial Products and Other	457	—	28	485
Total end-market revenue	$2,113	$329	$105	$2,547
2021
Ground Transportation	$610	$—	$24	$634
Packaging	276	—	—	276
Building and Construction	51	257	—	308
Aerospace	124	—	27	151
Industrial Products and Other	413	—	19	432
Total end-market revenue	$1,474	$257	$70	$1,801

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Ground Transportation	$1,570	$—	$57	$1,627
Packaging	915	—	—	915
Building and Construction	178	620	—	798
Aerospace	367	—	92	459
Industrial Products and Other	887	—	53	940
Total end-market revenue	$3,917	$620	$202	$4,739
2021
Ground Transportation	$1,247	$—	$49	$1,296
Packaging	495	—	—	495
Building and Construction	102	493	—	595
Aerospace	233	—	56	289
Industrial Products and Other	761	—	40	801
Total end-market revenue	$2,838	$493	$145	$3,476

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
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Sales:
Third-party sales	$2,113	$329	$105	$2,547
Intersegment sales	11	—	—	11
Total sales	$2,124	$329	$105	$2,558
Segment Adjusted EBITDA	$174	$53	$(12)	$215
Provision for depreciation and amortization	$49	$5	$6	$60
2021
Sales:
Third-party sales	$1,474	$257	$70	$1,801
Intersegment sales	10	—	—	10
Total sales	$1,484	$257	$70	$1,811
Segment Adjusted EBITDA	$173	$35	$(8)	$200
Provision for depreciation and amortization	$49	$5	$5	$59

Management is conducting a business review of Extrusions aimed at identifying alternatives to improve the financial performance of this segment in future periods. Such alternatives could include a restructuring of the operations that may result in asset impairment charges. As of June 30, 2022, the aggregate carrying value of Extrusions’ properties, plants, and equipment, intangible assets, and operating lease right-of-use assets was approximately $230.

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Sales:
Third-party sales	$3,917	$620	$202	$4,739
Intersegment sales	23	—	1	24
Total sales	$3,940	$620	$203	$4,763
Segment Adjusted EBITDA	$350	$97	$(17)	$430
Provision for depreciation and amortization	$97	$9	$10	$116
2021
Sales:
Third-party sales	$2,838	$493	$145	$3,476
Intersegment sales	17	—	—	17
Total sales	$2,855	$493	$145	$3,493
Segment Adjusted EBITDA	$338	$63	$(12)	$389
Provision for depreciation and amortization	$97	$9	$11	$117
The following table reconciles total Segment Adjusted EBITDA to consolidated net income (loss) attributable to Arconic Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$215	$200	$430	$389
Unallocated amounts:
Corporate expenses(1)	(10)	(10)	(19)	(19)
Stock-based compensation expense	(8)	(5)	(13)	(7)
Metal price lag(2)	30	(11)	(6)	(6)
Unrealized gains on mark-to-market hedging instruments and derivatives (Q)	21	—	23	—
Provision for depreciation and amortization	(62)	(62)	(122)	(125)
Restructuring and other charges (E)	(2)	(597)	(7)	(598)
Other(3)	(40)	(10)	(46)	(16)
Operating income (loss)	144	(495)	240	(382)
Interest expense	(26)	(25)	(51)	(48)
Other income (expenses), net (F)	35	(15)	18	(37)
(Provision) Benefit for income taxes (H)	(38)	108	(50)	92
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Consolidated net income (loss) attributable to Arconic Corporation	$114	$(427)	$156	$(375)
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
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA. In the 2022 second quarter and six-month period, the respective amounts include costs related to a new union labor agreement of $19 (see Note G) and environmental remediation charges of $9 (see Environmental Matters in Note P), both of which were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

E.    Restructuring and Other Charges
In the 2022 second quarter and six-month period, Arconic recorded Restructuring and other charges of $2 and $7, respectively, which were comprised of the following components: a $1 and $5, respectively, charge related to several legacy non-U.S. matters, including $1 (six-month period) for an environmental remediation obligation related to Italy (see Environmental Matters in Note P) and $1 (six-month period) for the full settlement of certain employee retirement benefits related to Brazil (see Note G); and a $1 and $2, respectively, charge related to idling certain operations in the Extrusions segment (actions initiated in 2021).
In the 2021 second quarter and six-month period, Arconic recorded Restructuring and other charges of $597 and $598, respectively, which were comprised of the following components: a $568 charge for the settlement of certain employee retirement benefits (see Note G); a $34 charge for the impairment of several buildings and equipment due to management's decision to abandon these assets located at the Company’s primary research and development facility; a $7 benefit for the settlement of a legacy tax matter related to Brazil; a $1 and $2, respectively, credit for the reversal of reserves established in prior periods (see below); a $1 additional loss (six-month period) on the sale of an aluminum rolling mill in Brazil; and a $3 and $4, respectively, net charge for other items, including layoff costs associated with approximately 115 employees in the Extrusions segment.
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Rolled Products	$—	$—	$—	$1
Building and Construction Systems	—	—	—	(1)
Extrusions	1	2	2	3
Segment total	1	2	2	3
Corporate	1	595	5	595
	$2	$597	$7	$598

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2020	$13	$1	$14
Cash payments	(10)	(5)	(15)
Restructuring charges	3	6	9
Other(1)	(4)	(1)	(5)
Reserve balances at December 31, 2021	2	1	3
Cash payments	(1)	(2)	(3)
Restructuring charges	—	2	2
Other(1)	—	(1)	(1)
Reserve balances at June 30, 2022(2)	$1	$—	$1

_____________________
(1)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)The remaining reserves are expected to be paid in cash during the remainder of 2022.

F.    Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Non-service costs — Pension and OPEB (G)	$16	$16	$30	$36
Foreign currency gains, net	(48)	(2)	(42)	—
Other, net	(3)	1	(6)	1
	$(35)	$15	$(18)	$37

In the 2022 second quarter and six-month period, Foreign currency gains, net includes a $54 gain for the remeasurement of monetary balances, primarily cash, related to the Company’s operations in Russia from rubles to the U.S. dollar. This gain was the result of a significant strengthening of the ruble against the U.S. dollar in the 2022 second quarter.

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Pension benefits
Service cost	$4	$5	$9	$11
Interest cost	17	16	33	33
Expected return on plan assets	(23)	(27)	(47)	(60)
Recognized net actuarial loss	19	24	38	56
Settlements (1)	—	568	1	568
Net periodic benefit cost(2)	$17	$586	$34	$608

Other postretirement benefits
Service cost	$1	$2	$2	$3
Interest cost	3	2	6	5
Recognized net actuarial loss	2	3	4	5
Amortization of prior service benefit	(2)	(2)	(4)	(3)
Net periodic benefit cost(2)	$4	$5	$8	$10

__________________
(1)    In the 2021 second quarter and six-month period, Settlements were due to the purchase of a group annuity contract ($549) and the payment of lump-sum benefits ($19).
(2)    Service cost was included within Cost of goods sold, Settlements were included within Restructuring and other charges, and all other components were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
Pension Funding—In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract. Arconic had no minimum required funding due in the 2022 first quarter and contributed $7 in the 2022 second quarter to these two plans. The Company expects to contribute a total of $15 to these two plans in the remainder of 2022.
United Steelworkers Labor Agreement—On May 14, 2022, the Company and the United Steelworkers reached a tentative four-year labor agreement covering approximately 3,300 employees at four U.S. locations; the previous labor agreement expired on May 15, 2022. The tentative agreement was ratified by the union employees on June 1, 2022. In the 2022 second quarter, Arconic recognized $19 in Cost of goods sold on the accompanying Statement of Consolidated Operations primarily for a one-time signing bonus for the covered employees. Additionally, the new labor agreement provides for, among other items, established annual wage increases and higher multipliers used to calculate the union employees’ future pension retirement benefits.
The change to pension benefits qualifies as a significant plan amendment to the Company’s U.S. hourly defined benefit pension plan, and, as a result, Arconic was required to complete a remeasurement of this plan (generally completed as of December 31st each year), including an interim actuarial valuation of the plan obligations. Communication of the benefit change to the union employees occurred on May 15, 2022 and the effective date of this amendment was May 16, 2022. For purposes of performing an interim remeasurement of the plan, the Company applied a practical expedient to the remeasurement date and selected May 31, 2022. Accordingly, the discount rate used in calculating the plan obligations increased to 4.66% at May 31, 2022 from 2.96% at December 31, 2021. The remeasurement of this plan, together with the amendment for increased benefits, resulted in a $13 net decrease to Accrued pension benefits and a $10 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K) on the accompany Consolidated Balance Sheet. Additionally, annual net periodic benefit cost to be recognized for this plan in 2022 will increase by $8, comprised of a $2 decrease in service cost and a $10 increase in non-service costs. These amounts will be recognized ratably over the remainder of 2022 (June through December).

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
For the 2022 six-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 25.6%. This rate differs by 4.6 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, the state tax impact of domestic taxable income, and U.S. tax on foreign earnings, partially offset by non-taxable income and foreign income taxed in lower rate jurisdictions.
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
The effective tax rate including discrete items was 24.8% and 24.2% in the 2022 second quarter and six-month period respectively, and 20.2% and 19.7% in the 2021 second quarter and six-month period, respectively.
The following table presents the components of Provision (Benefit) for income taxes:

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Pretax ordinary income (loss) at estimated annual effective tax rate	$39	$(100)	$53	$(87)
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	(1)	(6)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	(2)	1	(2)
Discrete items	—	—	(4)	(3)
Provision (Benefit) for income taxes	$38	$(108)	$50	$(92)

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
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-average shares outstanding – basic	105.7	110.0	105.5	109.9
Effect of dilutive share equivalents:
Stock units	2.2	—	2.7	—
Stock options	0.1	—	0.1	—
Weighted-average shares outstanding – diluted	108.0	110.0	108.3	109.9

Anti-dilutive share equivalents:
Stock units	—	3.2	—	3.3
Stock options*:
In-the-money	—	0.2	—	0.1
Out-of-the-money	—	—	—	—
	—	3.4	—	3.4

________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of June 30, 2022, there were 0.3 million out-of-the-money stock options outstanding with a weighted-average exercise price of $31.48.

J.     Preferred and Common Stock
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. Repurchases under the program may be made from time to time, as the Company deems appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will repurchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof. In the 2022 second quarter and sixth-month period, Arconic repurchased 1,324,027 and 1,830,009 shares, respectively, of the Company's common stock for $37 and $53, respectively, under this program. Cumulatively, Arconic has repurchased 6,742,514 shares of the Company’s common stock for $214 since the program’s inception.

K.    Accumulated Other Comprehensive Loss
The following table presents the activity of the three components that comprise Accumulated other comprehensive loss for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,063)	$(1,766)	$(1,121)	$(1,791)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	14	145	69	144
Tax expense	(3)	(33)	(15)	(33)
Total Other comprehensive income before reclassifications, net of tax	11	112	54	111
Amortization of net actuarial loss and prior service cost/benefit(1)	20	593	40	626
Tax expense(2)	(5)	(138)	(10)	(145)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	15	455	30	481
Total Other comprehensive income	26	567	84	592
Balance at end of period	$(1,037)	$(1,199)	$(1,037)	$(1,199)
Foreign currency translation
Balance at beginning of period	$18	$22	$25	$29
Other comprehensive (loss) income(3)	(55)	13	(62)	6
Balance at end of period	$(37)	$35	$(37)	$35
Cash flow hedges (Q)
Balance at beginning of period	$(85)	$(21)	$(15)	$1
Other comprehensive income (loss):
Net change from periodic revaluations	201	(59)	58	(94)
Tax (expense) benefit	(46)	14	(13)	22
Total Other comprehensive income (loss) before reclassifications, net of tax	155	(45)	45	(72)
Net amount reclassified to earnings:
Aluminum(4)	53	41	106	48
Energy(4)	(7)	—	(7)	—
Alloying materials(4)	—	(1)	—	(1)
Sub-total	46	40	99	47
Tax expense(2)	(11)	(9)	(24)	(11)
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	35	31	75	36
Total Other comprehensive income (loss)	190	(14)	120	(36)
Balance at end of period	$105	$(35)	$105	$(35)
Accumulated other comprehensive loss	$(969)	$(1,199)	$(969)	$(1,199)

_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). In the 2021 second quarter and six-month period, the respective amounts include accelerated amortization of $568 related to the settlement of certain employee retirement benefits (see Note G).
(2)These amounts were reported in Provision (Benefit) for income taxes on the accompanying Statement of Consolidated Operations.
(3)In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)A portion of the amounts related to aluminum were reported in each of Sales and Cost of goods sold on the accompanying Statement of Consolidated Operations (see Note Q). The amounts related to energy and alloying materials were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations (see Note Q).
(5)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 4.

L.    Inventories

	June 30, 2022	December 31, 2021
Finished goods	$407	$350
Work-in-process	1,278	1,105
Purchased raw materials	156	109
Operating supplies	69	66
	$1,910	$1,630

M.    Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $27 in the 2022 second quarter and six-month period, respectively, and $14 and $30 in the 2021 second quarter and six-month period, respectively.
Right-of-use assets obtained in exchange for operating lease obligations were $18 in the 2022 six-month period and $10 in the 2021 six-month period.
Future minimum contractual operating lease obligations were as follows:

June 30, 2022
2022	$21
2023	33
2024	25
2025	19
2026	13
Thereafter	31
Total lease payments	$142
Less: imputed interest	24
Present value of lease liabilities	$118

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at June 30, 2022 and December 31, 2021 was 6.2 years and 6.1 years, respectively, and 5.8% and 5.8%, respectively.

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
In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. Arconic may repay early or extend a part or all of this borrowing. On June 16, 2022, the Company extended this borrowing for an additional three-month period. The applicable rate on this borrowing was 2.50% through June 15, 2022 and 4.22% beginning June 16, 2022. On June 30, 2022, Arconic repaid early $50 of this borrowing.
Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of June 30, 2022, the available balance was $1,137 (net of outstanding borrowing of $50 and letters of credit of $13).
In July 2022, the Company borrowed $50 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial one-month interest period. Arconic may repay early or extend a part or all of this borrowing.
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

O.    Acquisitions and Divestitures
Russia.   On May 19, 2022, the Company announced that it is pursuing a sale of its operations in Russia. This decision was the result of a strategic review of alternatives performed by management with respect to Arconic’s Russian operations in consideration of the sanctions and other trade restrictions levied against Russia beginning in February 2022 and preliminary injunctions imposed on the Company’s operations in Russia by the Federal Antimonopoly Service of the Russian Federation in April 2020 (see Litigation in Note P), which include a prohibition on the ability of Arconic’s legal entity in Russia to pay dividends to the parent company. The Company is continuing to conduct business in Russia to fulfill existing obligations in accordance with applicable laws, regulations, and international rules. Arconic has engaged with both the U.S. government and Russian government with the objective of executing a lawful sale of its Russian operations.
The Company’s operations in Russia are comprised of one principal location in Samara, which manufactures sheet, plate, extrusions, and forgings across all of Arconic’s end markets. The Samara facility has continued to operate at relatively normal levels although such operations may decrease over time due to the imposed sanctions and other trade restrictions, particularly if these are further elevated, as well as supplier and customer constraints. While the imposition of sanctions and trade restrictions limit a Russian entity’s ability to export goods, Samara’s operations primarily serve customer demand within Russia. The Samara facility generated third-party sales of approximately $970 in 2021 and had approximately $620 in total assets (excluding intercompany balances) and approximately 2,900 employees as of June 30, 2022 (see Litigation in Note P for additional financial information).
The Company’s local Russian management team continues to operate the Samara facility without undue influence imposed by any third-party, including the Russian government. Additionally, other than the prohibition on dividend payments to the parent company, Arconic has not encountered any other significant impacts related to its control over its Russian subsidiaries. As a result, the Company reported the financial results of its Russian operations in Arconic’s Consolidated Financial Statements as of and for the three- and six-month periods ended June 30, 2022, and will continue to do so until such time as circumstances warrant otherwise. Furthermore, while the Company is pursuing a sale of its operations in Russia, the related assets and liabilities will continue to be classified as held and in-use and will continue to be reported within the Rolled Products segment, as the timing of any possible transaction is uncertain. Moreover, Arconic has not recorded an impairment of long-lived or other assets given the relatively normal operating levels at Samara and lack of any firm triggering events as of June 30, 2022. That said, the situation is fluid and this fact pattern could change at any moment. If a triggering event were to occur in the future, an impairment charge of up to approximately $500 may be recognized.
Building and Construction Systems.   On June 6, 2022, the Company announced that it is evaluating strategic options for the businesses that comprise the Building and Constructions Systems segment, including exploring a sale of its architectural systems business (Kawneer® brand). Subsequent to this announcement, Arconic initiated a sale process of its architectural systems business, which has six principal locations in the United States, Canada, and Europe. Products manufactured under the Kawneer brand include windows, doors, and curtain walls. This business generated third-party sales of approximately $740 in 2021 and had approximately 2,800 employees as of June 30, 2022.
As of June 30, 2022, the sale process is in the early stages. This business will remain classified as held and in-use in Arconic’s Consolidated Financial Statements and will continue to be reported within the Building and Construction Systems segment, as the timing of any possible transaction is uncertain.
On August 2, 2022, the Company announced a pause in the sale process of this business due to current economic conditions, particularly uncertainty in the debt markets.

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
The Company’s remediation reserve balance was $69 and $64 (of which $24 and $15, respectively, was classified as a current liability) at June 30, 2022 and December 31, 2021, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2022 second quarter and six-month period, the remediation reserve was increased by $10 and $11, respectively. The increase to the remediation reserve in both periods includes a charge of $5 for the planned removal of polychlorinated biphenyls (PCBs)-contaminated soil from certain portions of a ditch that is adjacent to the Company’s facility in Lafayette, Indiana under a previously issued corrective action order with the Indiana Department of Environmental Management (remediation to be completed over a two-year period beginning in 2023); a charge of $4 for the Massena location (see below); and a charge of $1 for other items, including incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites. These charges were reported within Cost of goods sold on the accompanying Statement of Consolidated Operations.
Additionally in the 2022 six-month period, the Company recorded a charge of $1 (see Note E) and increased the remediation reserve by the same amount to reflect an estimate of Arconic’s share of newly-identified costs for additional remediation work related to a recently completed project at a former site in Italy where the Company is one of several responsible parties. The additional remediation work is subject to review by Italy’s Ministry of the Environment.
Payments related to remediation expenses applied against the reserve were $2 and $6, respectively, in the 2022 second quarter and six-month period, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
The following description provides details regarding the Company's largest reserve (next largest is $7), which relates to one of Arconic's current operating locations.
Massena, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to the Company’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of PCBs. The project, which was selected by the EPA in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. The EPA approved the final design phase of the project in March 2019. Following the EPA’s approval, the actual remediation fieldwork commenced. In April 2020, the EPA approved an addendum to the final remedial design to address newly-identified matters, including river navigation issues, which resulted in changing the original remedy for a specific segment of the river to dredging from capping.

The Company attained substantial completion of remedial construction activities on the Grasse River in September 2021. As a result, along with an assessment of anticipated remaining future costs, primarily for post-construction monitoring, the reserve was reduced by $11.
In March 2022, an ice jam event occurred in a section of the river where a cap was installed. The ice accumulation caused a blockage in the river that restricted flow, which resulted in high forces being placed on the bottom sediments as the river worked its way through the obstruction. Once the ice cleared and it was safe to enter the river, Arconic investigated and analyzed the cap for any damage. It was determined that certain of the cap was damaged and there was disturbance to the underlying sediments. As a result, in the 2022 second quarter, the Company submitted to the EPA, as well as other stakeholders, a proposed plan to repair the damaged cap and contain the exposed sediment. Arconic has been responding to stakeholder questions and comments on its proposed plan. The Company expects to complete the repair work, if approved as proposed, between the third and fourth quarters of 2022. Management estimates that the cost of the proposed plan will be $11. Arconic’s existing reserve included consideration of potential future cap repairs given the magnitude and nature of this type of remediation. As a result, the Company increased the reserve balance by $4 for the incremental amount needed to cover the estimated cost of the proposed plan.
As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At June 30, 2022 and December 31, 2021, the reserve balance associated with this matter was $31 and $30, respectively. Approximately $14 of the remaining expenditures represent costs that are expected to be paid in 2022, including $11 for the repair work related to the ice jam event. The other $17 in remaining expenditures, most of which relates to operations, maintenance, and monitoring work, are expected to occur between 2023 and 2027.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted preliminary injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim has been postponed several times, most recently until September 22, 2022. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the preliminary injunctions granted on April 6, 2020. We continue to operate the Samara location subject to the restrictions disclosed above, and we maintain a renewable intercompany loan facility that could be, but has not yet been utilized.

The following table presents selected financial information related to our operations in Russia:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$121	$79
Receivables from customers	141	120
Inventories	138	102
Properties, plants and equipment, net	190	200
Accounts payable, trade	45	47

	For the six months ended June 30, 2022	For the year ended December 31, 2021
Third-party sales*	$547	$968
Segment Adjusted EBITDA	42	87
_____________________
*In both periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At June 30, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 9% of Arconic’s liquidity (comprised of Cash and cash equivalents of $252 and undrawn availability of $1,137 under Arconic’s ABL Credit Agreement (see Note N)) at June 30, 2022. In addition, for the six months ended June 30, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 14% and 16% of Third-party sales (mostly packaging and industrial), respectively, and 12% and 13% of Segment Adjusted EBITDA, respectively, for the Rolled Products segment. In May 2022, we announced that we would pursue the sale of our operations in Russia (see Note O). As a condition of the acquisition of the Samara facility in 2005 by our former parent company, our Samara facility has an ongoing legal obligation to manufacture semi-finished products for Russian customers for defense applications. The sale of such products represented 1% of the third-party sales generated by our Samara facility for both the six months ended June 30, 2022 and year ended December 31, 2021.
We cannot at this time reasonably estimate the likelihood or timing of any resolution of the regulatory proceedings or underlying claims, whether such resolution would include the removal of the injunctions or the imposition of additional restrictions, or whether we will be able to successfully complete the sale of our Russian operations. The potential impacts of an unfavorable resolution of the proceedings and underlying claims, and our decision to pursue the sale of our Russian operations include:
•continued unavailability of funds for the payment of dividends to Arconic;
•a restriction on the disposition of shares or assets;
•decreases in or loss of third-party sales and Segment Adjusted EBITDA generated by our Russian operations;
•restrictions on capital investments in the facility;
•our ability to sell our Russian operations, and any losses on, and transaction expenses associated with, any such sale;
•our ability to access or repatriate the proceeds of any such sale;
•reactions to or consequences of our announcement regarding the sale of our Russian operations, including the potential for our Russian operations to be nationalized or otherwise expropriated by the Russian government;
•the inability of other Arconic facilities to assume capacity to offset decreases in sales or Segment Adjusted EBITDA or to assume potential divested capacity; and
•increased expenses related to relocation of capacity to other facilities.
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill delivery obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Increased restrictions on our operations of in Russia may have a material adverse effect on our financial condition, results of operations or cash flows. Given the preliminary nature of this matter and the uncertainty of litigation and of efforts to resolve this matter with FAS, we cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Additionally, our operations in Russia, and our ability to resolve the proceedings and underlying claims related to our facility in Samara, Russia, are likely to be negatively impacted by the disruption and geopolitical instability resulting from the ongoing conflict between Russia and Ukraine.

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
◦Thirty-one (previously twenty-seven) claimants represented by Saunders Law;
◦Thirty-three (previously thirty-four) claimants represented by Russell Cooke LLP. On March 29, 2022, Russell Cooke issued a further suit against the above-mentioned 21 Defendants on behalf of one Claimant. The suits issued by Russell Cooke were consolidated;
◦Forty-seven (previously forty) claimants represented by Imran Khan & Partners;

◦Sixty-one (previously fifty-eight) claimants represented by Howe & Co.;
◦One hundred fourteen claimants represented by Hodge Jones and Allen Solicitor. On March 29, 2022, Hodge Jones and Allen issued a further suit against the above-mentioned 21 Defendants on behalf of four (previously five) Claimants. The suits issued by Hodge Jones and Allen were consolidated;
◦Twenty-three (previously nineteen) claimants represented by Hickman & Rose;
◦Ten (previously five) claimants represented by Duncan Lewis Solicitors;
◦One hundred thirteen (previously one hundred eighteen) claimants represented by Birnberg Peirce;
◦Three hundred forty-one claimants represented by Bindmans LLP. On March 31, 2022, Bindmans issued a further suit against the above-mentioned 21 Defendants on behalf of five Claimants. The suits issued by Bindmans were consolidated;
◦Seventy-six (previously eighty-two) claimants represented by Bhatt Murphy Ltd; and
◦Twenty-six (previously twenty-four) claimants represented by Slater & Gordon.
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
The above-mentioned suits brought by: (1) the survivors and estates of decedents; (2) the emergency responders; and (3) the Royal Borough of Kensington and Chelsea for contributions, were heard together at a procedural hearing on July 7-8, 2021, before Senior Master Fontaine. At the hearing, the Senior Master made several directions for the future management of the Grenfell Tower litigation, including staying all suits against Arconic Corporation and its affiliates until the next directions hearing, which was held on April 26, 2022. On July 28, 2022, the Senior Master stayed the cases for another 12 months until the next case management conference, which will be scheduled on a date after April 27, 2023.
The stay is intended to allow Arconic Corporation, along with several other co-defendants to the above-mentioned litigations, to engage in discussions with the claimants' legal representatives in an attempt to reach a mutually agreeable settlement. The parties have agreed to overarching terms as to the form of Alternative Dispute Resolution that they are willing to participate in and discussions are ongoing.
Given the preliminary nature of these matters and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in any of the above-referenced disputes.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. The briefing has now been completed and oral argument is scheduled for June 6, 2022. Oral argument was held on Plaintiffs’ appeal in the Third Circuit on June 7, 2022. On July 8, 2022, the Third Circuit decided the appeal in the Behrens matter in the defendants favor. The Third Circuit affirmed the district court’s dismissal of plaintiffs’ case on forum non conveniens grounds. The Court also granted ParentCo Defendants’ cross-appeal, invalidating one of the trial court’s dismissal conditions that would have left open the possibility for Plaintiffs to return to the United States for a trial on damages if defendants were found liable in English courts and if the English court made certain other legal and factual findings. On July 22, 2022, the Plaintiffs filed a petition seeking a panel rehearing, or en banc rehearing, of the Third Circuit’s July 8, 2022 decision. Because Plaintiffs have not exhausted all appellate options and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. On August 11, 2021, ParentCo filed a motion with the district court for certification of an interlocutory appeal and a stay pending appeal. The motion seeks to appeal the aspect of the court’s June 23, 2021 opinion concerning the complaint’s pleading of ParentCo’s alleged scienter. Plaintiffs filed an opposition to the motion on August 17, 2021, and ParentCo filed a reply brief on August 24, 2021. On August 12, 2021, defendants filed an answer to the second amended complaint. A status conference was held before the Court on January 11, 2022 during which the Court heard argument from both parties on the pending motion for certification of an interlocutory appeal. On July 29, 2022, the Court denied the motion for certification of an interlocutory appeal. The parties were ordered to submit a proposed scheduling order for the case to move forward into discovery. The motion remains pending before the district court. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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

Q.    Financial Instruments
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	June 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$252	$252	$335	$335
Hedging instruments and derivatives - assets	173	173	1	1
Short-term debt	50	50	—	—
Hedging instruments and derivatives - liabilities	8	8	23	23
Long-term debt	1,596	1,534	1,594	1,692
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
The following table presents the fair value and amount of underlying by type for all hedging instruments:

	June 30, 2022			December 31, 2021
Assets
Cash flow hedges
Aluminum	$134	232	kmt	$—	—
Energy	9	7.4	MMBtu	—	—
Alloying materials	(2)	4	kmt	—	—
Marked-to-market
Aluminum	9	—	kmt	1	14	kmt
Energy	3	0.6	MMBtu	—	—
	$153			$1

Liabilities
Cash flow hedges
Aluminum	$—	13	kmt	$18	251	kmt
Energy	4	3.8	MMBtu	2	3.3	MMBtu
Alloying materials	—	2	kmt	—	—	kmt
Marked-to-market
Aluminum	4	7	kmt	3	19	kmt
	$8			$23

The following table presents the unrealized and realized gains and losses associated with those hedging instruments designated as cash flow hedges:

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Unrealized
Other comprehensive loss
Aluminum	$203	$(59)	$47	$(95)
Energy	—	—	13	—
Alloying materials	(2)	—	(2)	1
	$201	$(59)	$58	$(94)

Realized*
Sales
Aluminum	$(53)	$(43)	$(107)	$(52)
Cost of goods sold
Aluminum	—	(2)	(1)	(4)
Energy	(7)	—	(7)	—
Alloying materials	—	(1)	—	(1)
	$(46)	$(40)	$(99)	$(47)

__________________

* In all periods presented, these amounts were reclassified from Accumulated other comprehensive loss (see Note K).
For hedging instruments that do not qualify for hedge accounting, in the 2022 second quarter and six-month period, the Company recognized both an unrealized gain of $4 and $6, respectively, and a realized gain of $4 and $2, respectively, in Sales for aluminum, and an unrealized gain of $3 (both periods) in Cost of goods sold for energy. Unrealized and realized impacts were not material in the 2021 second quarter and six-month period.
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
Separately, Arconic has three natural gas supply contracts that are treated as derivatives for accounting purposes as they failed to qualify for the normal purchase normal sale exception due to net settlement provisions. These derivatives also do not qualify for hedge accounting. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes. As of June 30, 2022, Arconic’s derivatives classified as assets consisted of $20 (17.7 MMBtu). Additionally, in the 2022 second quarter and six-month period, the Company recognized an unrealized gain of $17 and $20, respectively, in Cost of goods sold for these derivatives (see Note A).
Long-term debt. The fair value was based on quoted market prices for public debt and was classified in Level 2 of the fair value hierarchy.

R. Receivables
On January 5, 2022, the Company entered into a one-year arrangement with a financial institution to sell certain customer receivables outright without recourse on a continuous basis. All such sales are at Arconic's discretion. Under this arrangement, the Company serves in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the financial institution. Accordingly, upon the sale of customer receivables to the financial institution, Arconic removes the underlying trade receivables from the Consolidated Balance Sheet and includes the reduction as a positive amount in the (Increase) in receivables line item within Operating Activities on the Statement of Consolidated Cash Flows. At no time can the outstanding balance due to the financial institution exceed $225 (increased in February from original amount of $100). In the 2022 six-month period, the Company sold $550 in customer receivables, collected $438 in cash from customers, and remitted $425 in cash collections to the financial institution. The $13 of cash collections yet to be remitted to the financial institution was included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of June 30, 2022. Of the total amount of customer receivables sold in the 2022 six-month period, $77 were included in Receivables from customers on the accompanying Consolidated Balance Sheet as of December 31, 2021.

S.    Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
In July 2022, the Company initiated an incremental borrowing under its ABL Credit Facility (see Note N) and received decisions on certain aspects of several cases related to the Reynobond PE matter (see Litigation in Note P). Also, in August 2022, Arconic announced a status update on the sale process regarding the Company’s architectural systems business (see Note O).

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
Results of Operations
Outlook
Management has revised certain expectations for sales by major end market, from what had been previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both Part I Item 2 in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 and in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Consistent with the disclosure included in the Form 10-K, the revised expectations do not include the impact of changes in aluminum prices.
•Ground Transportation: we lowered our sales outlook in first quarter 2022 (unchanged in second quarter 2022) to reflect anticipated growth of approximately 5% to 10% (versus prior expectation of 10% to 15%) in 2022 compared with 2021 due to lingering semiconductor chip supply issues that reduced production in first quarter 2022 and lowered expectations for full year 2022.
•Industrial Products: we lowered our sales outlook in second quarter 2022 to reflect anticipated growth of approximately 5% to 10% (versus prior expectation of 10% to 15%) in 2022 compared with 2021 due to operational issues at our Tennessee plant that are impacting shipments in this end market.
•Building and Construction: we raised our sales outlook in first quarter 2022 (unchanged in second quarter 2022) to reflect anticipated sales growth of approximately 15% to 20% (versus prior expectation of 5% to 10%) in 2022 compared with 2021, driven by growth in North American non-residential construction activity and our ability to capture meaningful price increases to address inflationary cost pressures.
•Packaging: we lowered our sales outlook in first quarter 2022 (unchanged in second quarter 2022) to reflect anticipated growth of approximately 20% to 40% (versus prior expectation of 40% to 45%) in 2022 compared with 2021, as the North American can sheet ramp up is expected to be partially offset by lower sales in Russia.
•Aerospace: we raised our sales outlook in second quarter 2022 to reflect anticipated growth of approximately 35% to 45% (versus prior expectation of 30% to 40%) in 2022 compared with 2021, as aircraft build rates continue to increase in 2022 and consumer demand for air travel approaches pre-pandemic levels.
Legal Proceedings Involving our Russian Operations
Our subsidiaries that own and operate our facility located in Samara, Russia are, and have been since the Separation, subject to proceedings initiated by Russian regulatory authorities as a result of alleged violations of Russian Federal Law No. 57-FZ. In connection with these proceedings, authorities have imposed preliminary injunctions prohibiting, among other actions, the disposition of shares or assets, the payment of dividends, placement of bonds, amendments to organizational documents, and changes to the subsidiaries’ chief executive officer and board of directors. See Note P to the Consolidated Financial Statements in Part I, Item 1. “Financial Statements” under the caption “Contingencies and Commitments—Contingencies—Litigation—Federal Antimonopoly Service Of The Russian Federation Litigation” for additional information regarding the proceedings. The proceedings and underlying claims may not be resolved favorably, are likely to continue to be delayed, may be resolved in a manner that results in permanent injunctions similar to or more restrictive than the preliminary injunctions, and could result in a requirement by the Russian government that we divest some or all of the assets located at the Samara facility, requirements related to or restrictions on the terms of any such divestiture, or the nationalization or other expropriation of our Russian operations by the Russian government.

The following table presents selected financial information related to our operations in Russia:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$121	$79
Receivables from customers	141	120
Inventories	138	102
Properties, plants and equipment, net	190	200
Accounts payable, trade	45	47

	For the six months ended June 30, 2022	For the year ended December 31, 2021
Third-party sales*	$547	$968
Segment Adjusted EBITDA	42	87
_____________________
*In both periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At June 30, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 9% of Arconic’s liquidity (comprised of Cash and cash equivalents of $252 and undrawn availability of $1,137 under Arconic’s ABL Credit Agreement (see Note N)) at June 30, 2022. In addition, for the six months ended June 30, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 14% and 16% of Third-party sales (mostly packaging and industrial), respectively, and 12% and 13% of Segment Adjusted EBITDA, respectively, for the Rolled Products segment. In May 2022, we announced that we would pursue the sale of our operations in Russia (see Note O). As a condition of the acquisition of the Samara facility in 2005 by our former parent company, our Samara facility has an ongoing legal obligation to manufacture semi-finished products for Russian customers for defense applications. The sale of such products represented 1% of the third-party sales generated by our Samara facility for both the six months ended June 30, 2022 and year ended December 31, 2021.
We cannot at this time reasonably estimate the likelihood or timing of any resolution of the regulatory proceedings or underlying claims, whether such resolution would include the removal of the injunctions or the imposition of additional restrictions, or whether we will be able to successfully complete the sale of our Russian operations. The potential impacts of an unfavorable resolution of the proceedings and underlying claims, and our decision to pursue the sale of our Russian operations, include:
•continued unavailability of funds for the payment of dividends to Arconic;
•a restriction on the disposition of shares or assets;
•decreases in or loss of third-party sales and Segment Adjusted EBITDA generated by our Russian operations;
•restrictions on capital investments in the facility;
•our ability to sell our Russian operations and any losses on, and transaction expenses associated with, any such sale;
•our ability to access or repatriate the proceeds of any such sale;
•reactions to or consequences of our announcement regarding the sale of our Russian operations, including the potential for our Russian operations to be nationalized or otherwise expropriated by the Russian government;
•the inability of other Arconic facilities to assume capacity to offset decreases in sales or Segment Adjusted EBITDA or to assume divested capacity; and
•increased expenses related to relocation of capacity to other facilities.
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill existing contractual obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Increased restrictions on our operations in Russia may have a material adverse effect on our financial condition, results of operations or cash flows. Our operations in Russia, our ability to resolve the proceedings and underlying claims related to our facility in Samara, Russia, and our ability to complete the sale of our Russian operations are likely to be negatively impacted by the disruption and geopolitical instability resulting from the ongoing conflict between Russia and Ukraine. See Part II, Item 1A “Risk Factors—The ongoing conflict between Russia and Ukraine has resulted in geopolitical instability and disruption, and we recently announced our intention to pursue the sale of our Russian operations. These events are likely to adversely affect our business, financial condition, results of operations or cash flows.” for additional information.

Earnings Summary
Sales.   Sales were $2,548 in the 2022 second quarter compared to $1,801 in the 2021 second quarter and $4,739 in the 2022 six-month period compared with $3,476 in the 2021 six-month period. The increase of $747, or 41%, in the second quarter comparison and $1,263, or 36%, in the six-month period comparison was principally due to higher aluminum prices, favorable product pricing, and favorable product mix. These positive impacts were slightly offset by unfavorable foreign currency movements driven by a weaker euro.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for each of the 2022 and 2021 second quarter included $1 and the 2022 and 2021 six-month period included $3 and $9, respectively, associated with this settlement.
Cost of goods sold.   COGS was $2,258, or 88.6% of Sales, in the 2022 second quarter compared to $1,567, or 87.0% of Sales, in the 2021 second quarter and $4,214, or 88.9% of Sales, in the 2022 six-month period compared with $2,998, or 86.2% of Sales, in the 2021 six-month period. In the second quarter and six-month period comparisons the percentage was negatively impacted by higher costs for direct materials, including energy, alloying materials, and transportation, and higher aluminum prices (underlying metal price is contractually passed-through to most customers at cost). These negative impacts were partially offset by favorable product pricing driven by pricing pressures primarily in North America as a result of inflation.
Additionally, on May 14, 2022, the Company and the United Steelworkers reached a tentative four-year labor agreement covering approximately 3,300 employees at four U.S. locations; the previous labor agreement expired on May 15, 2022. The tentative agreement was ratified by the union employees on June 1, 2022. In the 2022 second quarter and six-month period, Arconic recognized $19 in Cost of goods sold primarily for a one-time signing bonus for the covered employees.
Selling, general administrative, and other expenses.   SG&A was $73 in the 2022 second quarter compared to $61 in the 2021 second quarter and $138 in the 2022 six-month period compared to $120 in the 2021 six-month period. In the second quarter and six-month period comparisons the increase of $12, or 20%, and $18, or 15%, respectively, was largely attributable to higher stock-based employee compensation expense, labor costs, and an increase in legal fees. SG&A as a percentage of Sales was 2.9% in the 2022 second quarter compared to 3.4% in the 2021 second quarter and 2.9% in the 2022 six-month period compared to 3.5% in the 2021 six-month period
Provision for depreciation and amortization.   D&A was $62 in the 2022 second quarter and 2021 second quarter and $122 in the 2022 six-month period compared to $125 in the 2021 six-month period. D&A was flat in the second quarter comparison, primarily due to an increase in depreciation offset by a decrease in amortization related to intangible assets. The decrease of $3, or 2%, in the six-month period comparison was mainly caused by the absence of depreciation resulting from asset retirements and a decrease in amortization related to intangible assets.
Restructuring and other charges.   Restructuring and other charges were $2 and $7 in the 2022 second quarter and six-month period, respectively, and $597 and $598 in the 2021 second quarter and six-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $26 in the 2022 second quarter compared to $25 in the 2021 second quarter and $51 in the 2022 six-month period compared to $48 in the 2021 six-month period. In the second quarter and six-month period comparisons, the increase of $1, or 4%, and $3, or 6%, respectively, principally related to the $100 borrowed in March 2022 under the ABL Credit Facility (of which $50 was repaid in June 2022) and additional interest associated with a $300 debt offering completed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to both of these financing transactions.
Other (income) expenses, net.   Other income, net was $35 and $18 in the 2022 second quarter and six-month period, respectively, compared to Other expenses, net of $15 and $37 in the 2021 second quarter and six-month period, respectively. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Provision (Benefit) for income taxes.   The Company’s effective tax rate, including discrete items, was 24.8% and 24.2% in the 2022 second quarter and six-month period, respectively, and 20.2% and 19.7% in the 2021 second quarter and six-month period, respectively. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

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
Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Third-party sales	$2,113	$1,474	$3,917	$2,838
Intersegment sales	11	10	23	17
Total sales	$2,124	$1,484	$3,940	$2,855
Segment Adjusted EBITDA	$174	$173	$350	$338
Third-party aluminum shipments (kmt)	375	353	722	698
Third-party sales for the Rolled Products segment increased $639, or 43%, in the 2022 second quarter and $1,079, or 38%, in the 2022 six-month period compared to the same periods in 2021. In both comparisons, the improvement was largely the result of price increases, due to higher aluminum prices (see below) and adjustments for inflation impacts; a net increase in volumes (see below); and favorable product mix.
In the second quarter and six-month period comparisons, the higher aluminum prices were largely driven by a 20% and 4%, respectively, rise in the average LME aluminum price and increases in regional premiums, including a 41% and 22%, respectively, increase in the average Midwest premium (United States).
The net increase in volumes in both comparisons was mostly due to improvements in the packaging, automotive component of ground transportation, and aerospace end markets. Volume related to the packaging end market increased significantly as the can sheet operation at the Tennessee rolling mill essentially reached full capacity by the end of the 2022 second quarter. An improvement in volume for the automotive component of ground transportation was due to slow recovery from the global semiconductor chip shortage. Higher volume associated with the aerospace end market was driven by continued recovery from the COVID-19 pandemic. These higher volumes were partially offset by a decline in both industrial products and the commercial transportation component of ground transportation end markets, both of which were impacted by supply chain disruptions and operational issues.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, Rolled Products’ sales for each of the 2022 and 2021 second quarter included $1 and the 2022 and 2021 six-month period included $3 and $9, respectively, associated with this settlement.
Segment Adjusted EBITDA for this segment increased $1, or 1%, and $12, or 4%, in the 2022 second quarter and six-month period, respectively, compared with the corresponding periods in 2021. The improvement in both comparisons was principally related to customer price increases due to adjustments for inflation impacts and, in the six-month period comparison, a benefit derived from the absence of below normal absorption of fixed costs that occurred in the 2021 first quarter. These positive impacts were mostly offset by higher costs for alloying materials, energy, transportation, and maintenance, all due to inflation, and increased expenses for labor as this segment increases its workforce to address current and future volume growth.
The Company is pursuing a sale of its operations in Russia. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Building and Construction Systems

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Third-party sales	$329	$257	$620	$493
Segment Adjusted EBITDA	$53	$35	$97	$63
Third-party sales for the Building and Construction Systems segment increased $72, or 28%, in the 2022 second quarter and $127, or 26%, in the 2022 six-month period, compared to the same periods in 2021. In both comparisons, the improvement was mostly attributable to multiple product price increases implemented since March 2021 across the entire portfolio to address inflationary cost pressures.
Segment Adjusted EBITDA for this segment increased $18, or 51% and $34, or 54%, in the 2022 second quarter and six-month period, respectively, compared with the corresponding periods in 2021. In both comparisons, the improvement was primarily related to favorable product pricing, partially offset by higher costs for aluminum, transportation, maintenance, and energy, all due to inflation.
The Company is evaluating strategic options for the businesses that comprise the Building and Construction Systems segment. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Extrusions

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Third-party sales	$105	$70	$202	$145
Segment Adjusted EBITDA	$(12)	$(8)	$(17)	$(12)
Third-party aluminum shipments (kmt)	9	8	19	17
Third-party sales for the Extrusions segment increased $35, or 50%, in the 2022 second quarter and $57, or 39%, in the 2022 six-month period compared to the same periods in 2021. In both comparisons, the improvement was principally the result of price increases, due to adjustments for inflation impacts and higher aluminum prices; a net increase in volumes, mostly driven by aerospace due to the lessened impact of the COVID-19 pandemic; and favorable product mix, primarily due to higher volumes for aerospace.
Segment Adjusted EBITDA for this segment decreased $4, or 50%, and $5, or 42%, in the 2022 second quarter and six-month period, respectively, compared with the corresponding periods in 2021. The decrease in both comparisons was mainly attributable to higher costs for aluminum, transportation, outside services, and energy. The higher costs were the result of both increased pricing due to inflation and usage due to operational issues. These negative impacts were mostly offset by customer price increases due to adjustments for inflation impacts. Overall, operational issues and slow aerospace recovery are driving underperformance in this segment.
Management is conducting a business review of Extrusions aimed at identifying alternatives to improve the financial performance of this segment in future periods. Such alternatives could include a restructuring of the operations that may result in asset impairment charges. As of June 30, 2022, the aggregate carrying value of Extrusions’ properties, plants, and equipment, intangible assets, and operating lease right-of-use assets was approximately $230.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Arconic Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$215	$200	$430	$389
Unallocated amounts:
Corporate expenses(1)	(10)	(10)	(19)	(19)
Stock-based compensation expense	(8)	(5)	(13)	(7)
Metal price lag(2)	30	(11)	(6)	(6)
Unrealized gains on mark-to-market hedging instruments and derivatives	21	—	23	—
Provision for depreciation and amortization	(62)	(62)	(122)	(125)
Restructuring and other charges	(2)	(597)	(7)	(598)
Other(3)	(40)	(10)	(46)	(16)
Operating income (loss)	144	(495)	240	(382)
Interest expense	(26)	(25)	(51)	(48)
Other income (expenses), net	35	(15)	18	(37)
(Provision) Benefit for income taxes	(38)	108	(50)	92
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Consolidated net income (loss) attributable to Arconic Corporation	$114	$(427)	$156	$(375)

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
(3)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA. In the 2022 second quarter and six-month period, the respective amounts include costs related to a new union labor agreement of $19 and environmental remediation charges of $9, both of which were recorded in Cost of goods sold on the Company’s Statement of Consolidated Operations. See Note G and Environmental Matters in Note P, respectively, to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
At June 30, 2022, the Company’s Cash and cash equivalents were $252, of which $121, or 48%, was held in Russia. Cash and cash equivalents held in Russia represented 9% of Arconic’s total liquidity at June 30, 2022. Cash and cash equivalents held in Russia are currently subject to preliminary injunctions imposed by regulatory authorities that, among other things, prohibit the distribution of dividends. We cannot at this time reasonably estimate the likelihood or timeline of a resolution involving the removal of these injunctions, and accordingly cannot reasonably estimate when, if at all, the funds will be available for the payment of dividends to Arconic. We maintain a renewable intercompany loan facility that could be utilized but we have as yet not utilized this facility. In addition, Arconic has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Management continuously evaluates the Company’s local and global cash needs for future business operations, which may influence future repatriation decisions.

Operating Activities
Cash provided from operations was $59 in the 2022 six-month period compared with cash used for operations of $461 in the 2021 six-month period.
In the 2022 six-month period, cash provided from operations was comprised of a positive add-back for non-cash transactions in earnings of $190 and net income of $157, mostly offset by an unfavorable change in working capital of $280. The change in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums. Additionally, the unfavorable change in working capital includes a benefit of $112 related to customer receivables sold to a financial institution where the underlying trade receivables were uncollected as of June 30, 2022 (see Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
In the 2021 six-month period, cash used for operations was comprised of pension contributions of $453 (see below), an unfavorable change in working capital of $311, and a net loss of $375, partially offset by a positive add-back for non-cash transactions in earnings of $673. The impact in working capital was partially driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Additionally, in April 2021, Arconic contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract. This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Debt Activity in Financing Activities below). The Company had no minimum required funding due in the 2022 first quarter and contributed $7 in the 2022 second quarter to these two plans. Arconic expects to contribute a total of $15 to these two plans in the remainder of 2022.
The Company received $9 in each of the 2022 and 2021 second quarters related to a settlement agreement reached with a customer in March 2021. See Sales under Results of Operations above for additional information.
Financing Activities
Cash used for financing activities was $14 in the 2022 six-month period compared with cash provided from financing activities of $288 in the 2021 six-month period. The use of cash in the 2022 six-month period was mostly due to the repurchase of 1,830,009 shares of the Company’s common stock for $53 (see Share Repurchase Program below), somewhat offset by $50 in net borrowings under the ABL Credit Facility (see 2022 Debt Activity below). In the 2021 six-month period, the source of cash reflects $314 in net proceeds from the issuance of new indebtedness (see 2021 Debt Activity below).
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
On February 16, 2022, the Company’s ABL Credit Agreement was amended to increase the revolving commitments under the ABL Credit Facility to $1,200 from $800 (available balance as of June 30, 2022 was $1,137 – see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). Additionally, the accordion feature of the ABL Credit Facility was revised to provide for the Company to request a further increase to the revolving commitments in an aggregate principal amount equal to the greater of $350 and the excess of the borrowing base over the ABL Credit Facility commitments. Furthermore, the LIBOR-based floating interest rate was replaced with a term SOFR-based interest rate, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% per annum for SOFR-based borrowings with interest periods of one month, three months, or six months, respectively, under the ABL Credit Facility. Arconic paid $1 in upfront costs associated with these amendments.
In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. Arconic may repay early or extend a part or all of this borrowing. On June 16, 2022, the Company extended this borrowing for an additional three-month period. The applicable rate on this borrowing was 2.50% through June 15, 2022 and 4.22% beginning June 16, 2022. On June 30, 2022, Arconic repaid early $50 of this borrowing.
In July 2022, the Company borrowed $50 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial one-month interest period. Arconic may repay early or extend a part or all of this borrowing.

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
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 second quarter and six-month period, Arconic repurchased 1,324,027 and 1,830,009 shares, respectively, of the Company's common stock for $37 and $53, respectively, under this program (see Part II Item 2 in this Form 10-Q for additional information).
Investing Activities
Cash used for investing activities was $127 in the 2022 six-month period compared with $74 in the 2021 six-month period. The use of cash in the 2022 six-month period was due to $128 in capital expenditures, mostly due to growth spend at the U.S. rolling mills. The use of cash in the 2021 six-month period was due to $72 in capital expenditures, largely attributable to sustaining spend at the U.S. rolling mills.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
The ongoing conflict between Russia and Ukraine has resulted in geopolitical instability and disruption, and we recently announced our intention to pursue a sale of our Russian operations. These events are likely to adversely affect our business, financial condition, results of operations or cash flows.
The conflict between Russia and Ukraine has resulted in, and is expected to continue to result in, disruption and instability in global markets and various industries that are likely to negatively impact our business, financial condition, results of operations or cash flows. The U.S. government and the governments of other countries have announced trade restrictions, export controls, sanctions and other actions, and have threatened additional actions, against Russia. In response, Russia has taken actions that have further restricted various business, commercial and other activities in or involving Russia. These actions have resulted in, and will likely continue to result in, among other things, significant or complete restrictions on exports to and imports from, banking, and other commerce and business dealings involving, Russia, certain regions of Ukraine, and Belarus, as well as specifically identified companies and individuals, and the withdrawal from or reductions of operations in Russia of customers and suppliers. Any significant escalation of the conflict or expansion of the actions of governments will further exacerbate the instability and disruption, and the impact on our business, financial condition, results of operations or cash flows.
We continue to fulfill existing obligations in accordance with applicable laws, regulations and international rules. In May 2022 we announced our intention to pursue a sale of our operations in Russia. The extent of the impact of the reduction in our operations and our recent announcements, or of current or future actions taken by Russia, the U.S. or other governments, is not reasonably possible to predict, but could include, among other impacts: embargoes; expropriation or other loss (whether partial or full) of assets or property; restrictions on our operations, including plant idling or closure; an inability to obtain raw materials, equipment, parts, and other key supplies and services; continued reduction or cessation of our customers’ operations in Russia causing a decrease in demand for our products; increased inflationary pressures on raw materials and other supply chain costs; shipping and trade route restrictions; an increase in the frequency and severity of cyber attacks; volatility in currency exchange and interest rates; negative developments in the ongoing legal proceedings involving our facility in Samara, Russia; and additional adverse legal proceedings in Russia. The completion and timing of the potential sale of our Russian operations is subject to a number of risks, including, among other risks: our ability to identify a suitable buyer; our or a potential buyer’s ability to obtain necessary regulatory approvals to complete a sale, or any conditions imposed in connection with regulatory approval of a sale; our ability to negotiate a definitive agreement with any potential buyer; and the ability of a buyer to access funding to timely complete a potential sale. In addition, the terms of any sale transaction may not reflect the fair value of the assets associated with our Russian operations, including the Samara facility, we may be unable to access or repatriate some or all of the proceeds of a potential sale or may incur significant taxes, fees or penalties associated with repatriation, and we may recognize significant charges related to a potential sale.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Legal Proceedings Involving our Russian Operations” for additional information regarding the proceedings involving our facility in Samara and the potential impact of the proceedings, or of a sale of our Russian operations, on our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
April 1 - April 30, 2022	—	$—	—	$123,000,000
May 1 - May 31, 2022	—	$—	—	$123,000,000
June 1 - June 30, 2022	1,324,027	$27.70	1,324,027	$86,000,000
Total for quarter ended June 30, 2022	1,324,027		1,324,027
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

Item 6. Exhibits.

10.1	Arconic Corporation Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2022)
10.2	Arconic Corporation Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2022)
10.3	Amended and Restated Arconic Corporation 2020 Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2022)
10.4	Arconic Corporation Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 20, 2022)
10.5
Form of Restricted Share Unit Award Agreement pursuant to the Arconic Corporation Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 20, 2022)

10.6
Form of Special Retention Award Agreement pursuant to the Arconic Corporation Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 20, 2022)

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

Arconic Corporation

August 2, 2022	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 2, 2022	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)