Form 10-Q
period 2022-09-30
Arconic Corp
filed 2022-11-01
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2022, there were 101,484,590 shares of common stock, par value $0.01 per share, of the registrant outstanding.

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

•the impact of pricing volatility in raw materials and inflationary pressures on our costs of production, including energy;
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
•geopolitical, economic, and regulatory risks relating to our global operations, including compliance with U.S. and foreign trade and tax laws, potential expropriation of properties located outside the U.S., sanctions, tariffs, embargoes and other regulations;
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
•the impact of the ongoing conflict between Russia and Ukraine on economic conditions in general and on our business and operations, including sanctions, tariffs, and increased energy prices; and
•the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2021 and other reports filed with the U.S. Securities and Exchange Commission.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (C and D)	$2,280	$1,890	$7,019	$5,366
Cost of goods sold (exclusive of expenses below)	2,074	1,676	6,288	4,674
Selling, general administrative, and other expenses	62	63	200	183
Research and development expenses	9	8	27	25
Provision for depreciation and amortization	59	61	181	186
Restructuring and other charges (E)	112	14	119	612
Operating (loss) income	(36)	68	204	(314)
Interest expense	27	26	78	74
Other expenses, net (F)	27	15	9	52
(Loss) Income before income taxes	(90)	27	117	(440)
(Benefit) Provision for income taxes (H)	(25)	11	25	(81)
Net (loss) income	(65)	16	92	(359)
Less: Net income attributable to noncontrolling interest	—	—	1	—
Net (loss) income attributable to Arconic Corporation	$(65)	$16	$91	$(359)

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$(0.64)	$0.15	$0.87	$(3.28)
Diluted	$(0.64)	$0.15	$0.85	$(3.28)

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive (Loss) Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest		Total
Third quarter ended September 30,	2022	2021	2022	2021	2022	2021
Net (loss) income	$(65)	$16	$—	$—	$(65)	$16
Other comprehensive (loss) income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	55	45	—	—	55	45
Foreign currency translation adjustments	(72)	(11)	—	—	(72)	(11)
Net change in unrecognized losses on cash flow hedges	(17)	(13)	—	—	(17)	(13)
Total Other comprehensive (loss) income, net of tax	(34)	21	—	—	(34)	21
Comprehensive (loss) income	$(99)	$37	$—	$—	$(99)	$37

	Arconic Corporation		Noncontrolling interest		Total
Nine months ended September 30,	2022	2021	2022	2021	2022	2021
Net income (loss)	$91	$(359)	$1	$—	$92	$(359)
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	139	637	—	—	139	637
Foreign currency translation adjustments	(134)	(5)	—	—	(134)	(5)
Net change in unrecognized losses on cash flow hedges	103	(49)	—	—	103	(49)
Total Other comprehensive income, net of tax	108	583	—	—	108	583
Comprehensive income	$199	$224	$1	$—	$200	$224

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$312	$335
Receivables from customers, less allowances of $1 in both 2022 and 2021 (R)	846	922
Other receivables	170	226
Inventories (L)	1,750	1,630
Fair value of hedging instruments and derivatives (Q)	138	1
Prepaid expenses and other current assets	90	54
Total current assets	3,306	3,168
Properties, plants, and equipment	7,492	7,529
Less: accumulated depreciation and amortization	5,014	4,878
Properties, plants, and equipment, net (E)	2,478	2,651
Goodwill	294	322
Operating lease right-of-use assets (M)	110	122
Deferred income taxes	157	229
Other noncurrent assets	77	88
Total assets	$6,422	$6,580
Liabilities
Current liabilities:
Short-term debt (N)	$150	$—
Accounts payable, trade	1,489	1,718
Accrued compensation and retirement costs	127	116
Taxes, including income taxes	74	61
Environmental remediation (P)	27	15
Operating lease liabilities (M)	31	35
Fair value of hedging instruments and derivatives (Q)	1	23
Other current liabilities	101	95
Total current liabilities	2,000	2,063
Long-term debt	1,596	1,594
Accrued pension benefits (G)	589	717
Accrued other postretirement benefits	392	411
Environmental remediation (P)	52	49
Operating lease liabilities (M)	82	90
Deferred income taxes	11	12
Other noncurrent liabilities	71	85
Total liabilities	4,793	5,021
Contingencies and commitments (P)
Equity
Arconic Corporation stockholders’ equity:
Common stock	1	1
Additional capital	3,377	3,368
Accumulated deficit	(461)	(552)
Treasury stock (J)	(300)	(161)
Accumulated other comprehensive loss (K)	(1,003)	(1,111)
Total Arconic Corporation stockholders’ equity	1,614	1,545
Noncontrolling interest	15	14
Total equity	1,629	1,559
Total liabilities and equity	$6,422	$6,580

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$92	$(359)
Adjustments to reconcile net income (loss) to cash provided from (used for) operations:
Depreciation and amortization	181	186
Deferred income taxes	(16)	(111)
Restructuring and other charges (E)	119	612
Net periodic pension benefit cost (G)	53	55
Stock-based compensation	19	15
Amortization of debt issuance costs	4	4
Other	(9)	17
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (Increase) in receivables (R)	66	(307)
(Increase) in inventories	(170)	(488)
(Increase) in prepaid expenses and other current assets	(31)	(7)
(Decrease) Increase in accounts payable, trade	(143)	388
(Decrease) in accrued expenses	(25)	(55)
Increase in taxes, including income taxes	19	15
Pension contributions (G)	(22)	(456)
Decrease (Increase) in noncurrent assets	3	(5)
Increase (Decrease) in noncurrent liabilities	10	(7)
Cash provided from (used for) operations	150	(503)
Financing Activities
Net change in short term borrowings (original maturities of three months or less) (N)	150	—
Additions to debt (original maturities greater than three months) (N)	—	319
Debt issuance costs (N)	(1)	(5)
Repurchases of common stock (J)	(139)	(106)
Other	(9)	(18)
Cash provided from financing activities	1	190
Investing Activities
Capital expenditures	(175)	(123)
Other	4	(2)
Cash used for investing activities	(171)	(125)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3)	—
Net change in cash and cash equivalents and restricted cash	(23)	(438)
Cash and cash equivalents and restricted cash at beginning of year	335	787
Cash and cash equivalents and restricted cash at end of period	$312	$349

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interest	Total equity

Balance at June 30, 2021	109,933,436	$1	$3,351	$(530)	$(9)	$(1,199)	$14	$1,628
Net income	—	—	—	16	—	—	—	16
Other comprehensive income (K)	—	—	—	—	—	21	—	21
Repurchases of common stock (J)	(2,862,694)	—	—	—	(97)	—	—	(97)
Stock-based compensation	26,844	—	8	—	—	—	—	8
Other	—	—	2	—	—	—	—	2
Balance at September 30, 2021	107,097,586	$1	$3,361	$(514)	$(106)	$(1,178)	$14	$1,578

Balance at June 30, 2022	104,499,058	$1	$3,371	$(396)	$(214)	$(969)	$15	$1,808
Net loss	—	—	—	(65)	—	—	—	(65)
Other comprehensive loss (K)	—	—	—	—	—	(34)	—	(34)
Repurchases of common stock (J)	(3,033,663)	—	—	—	(86)	—	—	(86)
Stock-based compensation	19,195	—	6	—	—	—	—	6
Other	—	—	—	—	—	—	—	—
Balance at September 30, 2022	101,484,590	$1	$3,377	$(461)	$(300)	$(1,003)	$15	$1,629

Balance at December 31, 2020	109,205,226	$1	$3,348	$(155)	$—	$(1,761)	$14	$1,447
Net loss	—	—	—	(359)	—	—	—	(359)
Other comprehensive income (K)	—	—	—	—	—	583	—	583
Repurchases of common stock (J)	(3,108,705)	—	—	—	(106)	—	—	(106)
Stock-based compensation	1,001,065	—	15	—	—	—	—	15
Other	—	—	(2)	—	—	—	—	(2)
Balance at September 30, 2021	107,097,586	$1	$3,361	$(514)	$(106)	$(1,178)	$14	$1,578

Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$(1,111)	$14	$1,559
Net income	—	—	—	91	—	—	1	92
Other comprehensive income (K)	—	—	—	—	—	108	—	108
Repurchases of common stock (J)	(4,863,672)	—	—	—	(139)	—	—	(139)
Stock-based compensation	1,021,377	—	19	—	—	—	—	19
Other	—	—	(10)	—	—	—	—	(10)
Balance at September 30, 2022	101,484,590	$1	$3,377	$(461)	$(300)	$(1,003)	$15	$1,629

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

B.    Recently Adopted and Recently Issued Accounting Guidance
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire. In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. As of September 30, 2022, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company’s credit agreement, which previously provided a credit facility that was referenced to LIBOR in certain borrowing situations, was amended in February 2022 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) (see Note N). Management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.
In September 2022, the FASB issued guidance to enhance the transparency of supplier finance programs. Under the new guidance, a buyer in a supplier finance program must disclose at least annually qualitative and quantitative information about its supplier finance programs to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. These changes become effective for Arconic on January 1, 2023. The Company has an existing arrangement with a financial institution that provides for a capacity of up to $250. Other than complying with the disclosure requirements, management has determined that the adoption of this guidance will not have an impact on the Consolidated Financial Statements.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served.

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Ground Transportation	$758	$—	$27	$785
Packaging	405	—	—	405
Building and Construction	63	321	—	384
Aerospace	202	—	46	248
Industrial Products and Other	433	—	25	458
Total end-market revenue	$1,861	$321	$98	$2,280
2021
Ground Transportation	$681	$—	$25	$706
Packaging	325	—	—	325
Building and Construction	70	257	—	327
Aerospace	134	—	28	162
Industrial Products and Other	349	—	21	370
Total end-market revenue	$1,559	$257	$74	$1,890

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Ground Transportation	$2,328	$—	$84	$2,412
Packaging	1,320	—	—	1,320
Building and Construction	241	941	—	1,182
Aerospace	569	—	138	707
Industrial Products and Other	1,320	—	78	1,398
Total end-market revenue	$5,778	$941	$300	$7,019
2021
Ground Transportation	$1,928	$—	$74	$2,002
Packaging	820	—	—	820
Building and Construction	172	750	—	922
Aerospace	367	—	84	451
Industrial Products and Other	1,110	—	61	1,171
Total end-market revenue	$4,397	$750	$219	$5,366

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
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

Third quarter ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Sales:
Third-party sales	$1,861	$321	$98	$2,280
Intersegment sales	10	—	—	10
Total sales	$1,871	$321	$98	$2,290
Segment Adjusted EBITDA	$111	$49	$(13)	$147
Provision for depreciation and amortization	$48	$4	$5	$57
2021
Sales:
Third-party sales	$1,559	$257	$74	$1,890
Intersegment sales	9	—	1	10
Total sales	$1,568	$257	$75	$1,900
Segment Adjusted EBITDA	$155	$34	$(7)	$182
Provision for depreciation and amortization	$48	$4	$6	$58

Nine months ended September 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2022
Sales:
Third-party sales	$5,778	$941	$300	$7,019
Intersegment sales	33	—	1	34
Total sales	$5,811	$941	$301	$7,053
Segment Adjusted EBITDA	$461	$146	$(30)	$577
Provision for depreciation and amortization	$145	$13	$15	$173
2021
Sales:
Third-party sales	$4,397	$750	$219	$5,366
Intersegment sales	26	—	1	27
Total sales	$4,423	$750	$220	$5,393
Segment Adjusted EBITDA	$493	$97	$(19)	$571
Provision for depreciation and amortization	$145	$13	$17	$175
The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Arconic Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$147	$182	$577	$571
Unallocated amounts:
Corporate expenses(1)	(4)	(7)	(23)	(26)
Stock-based compensation expense	(6)	(8)	(19)	(15)
Metal price lag(2)	15	(21)	9	(27)
Unrealized (losses) gains on mark-to-market hedging instruments and derivatives (Q)	(7)	—	16	—
Provision for depreciation and amortization	(59)	(61)	(181)	(186)
Restructuring and other charges(3) (E)	(112)	(14)	(119)	(612)
Other(4)	(10)	(3)	(56)	(19)
Operating (loss) income	(36)	68	204	(314)
Interest expense	(27)	(26)	(78)	(74)
Other expenses, net (F)	(27)	(15)	(9)	(52)
Benefit (Provision) for income taxes (H)	25	(11)	(25)	81
Net income attributable to noncontrolling interest	—	—	(1)	—
Consolidated net (loss) income attributable to Arconic Corporation	$(65)	$16	$91	$(359)
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
(3)In the 2022 third quarter and nine-month period, Restructuring and other charges includes a $92 asset impairment charge related to the Extrusions segment (see Note E).

(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA. In the 2022 third quarter and nine-month period, the respective amounts include costs related to environmental remediation charges of $9 and $18, respectively (see Environmental Matters in Note P). Additionally in the 2022 nine-month period, Other includes costs related to the new union labor agreement of $19 (see Note G). These charges were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

E.    Restructuring and Other Charges
In the 2022 third quarter, Arconic recorded Restructuring and other charges of $112, which were comprised of the following components: a $92 asset impairment charge related to the Extrusions segment (see below); a $15 charge for the settlement of a certain employee retirement benefits (see Note G); and a net $5 charge for other items.
In the 2022 nine-month period, Arconic recorded Restructuring and other charges of $119, which were comprised of the following components: a $92 asset impairment charge related to the Extrusions segment (see below); a $15 charge for the settlement of certain employee retirement benefits (see Note G); a $5 charge related to several legacy non-U.S. matters, including $1 for an environmental remediation obligation related to Italy (see Environmental Matters in Note P) and $1 for the full settlement of certain employee retirement benefits related to Brazil (see Note G); a $2 charge related to idling certain operations in the Extrusions segment (actions initiated in 2021); and a net $5 charge for other items.
In the 2022 third quarter, management initiated a business review of the Extrusions segment aimed at identifying alternatives to improve the financial performance of this segment in future periods. Management continues to assess alternatives and no decisions or commitments were made as of September 30, 2022. In connection with this review, the Company updated its five-year strategic plan, the results of which indicated that there is an expected decline in the forecasted financial performance for the Extrusions segment (and asset group), including continued forecasted losses. As such, management evaluated the recoverability of the long-lived assets of the Extrusions asset group by comparing the aggregate carrying value to the undiscounted future cash flows. The result of this evaluation was that the long-lived assets were deemed to be impaired as the aggregate carrying value exceeded the undiscounted future cash flows. The impairment charge was measured as the difference between the aggregate carrying value and aggregate fair value of the long-lived assets. Fair value was determined using an orderly liquidation methodology for the machinery and equipment and a sales comparison approach for the land and structures. As a result, the Company recorded an impairment charge of $90 for Properties, plants, and equipment and $2 for intangible assets (included within Other noncurrent assets).
In the 2021 third quarter Arconic recorded Restructuring and other charges of $14, which were comprised of the following components: a $5 charge for the settlement of certain employee retirement benefits (see Note G); a $3 charge related to several legal matters, including the assumption of a related environmental remediation obligation; a $3 charge related to idling certain operations in the Extrusions segment; a $3 charge for the settlement of legacy tax matters related to Brazil; a $1 charge for other items; and a $1 credit for the reversal of reserves established in prior periods.
In the 2021 nine-month period, Arconic recorded Restructuring and other charges $612, which were comprised of the following components: a $573 charge for the settlement of certain employee retirement benefits (see Note G); a $34 charge for the impairment of several buildings and equipment due to management's decision to abandon these assets located at the Company’s primary research and development facility; a $6 charge related to idling certain operations in the Extrusions segment, including layoff costs associated with approximately 115 employees; a $4 net benefit for the settlement of legacy tax matters related to Brazil; a $3 charge related to several legal matters, including the assumption of a related environmental remediation obligation; a $3 credit for the reversal of reserves established in prior periods; a $1 additional loss on the sale of an aluminum rolling mill in Brazil; and a $2 net charge for other items.
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Rolled Products	$1	$—	$1	$1
Building and Construction Systems	2	—	2	(1)
Extrusions	88	3	90	6
Segment total	91	3	93	6
Corporate	21	11	26	606
	$112	$14	$119	$612

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2020	$13	$1	$14
Cash payments	(10)	(5)	(15)
Restructuring charges	3	6	9
Other(1)	(4)	(1)	(5)
Reserve balances at December 31, 2021	2	1	3
Cash payments	(3)	(2)	(5)
Restructuring charges	2	2	4
Other(1)	—	(1)	(1)
Reserve balances at September 30, 2022(2)	$1	$—	$1

_____________________
(1)Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.
(2)The remaining reserves are expected to be paid in cash during the remainder of 2022.

F.    Other Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Non-service costs — Pension and OPEB (G)	$19	$13	$49	$49
Foreign currency losses (gains), net	13	2	(29)	2
Other, net	(5)	—	(11)	1
	$27	$15	$9	$52

In the 2022 third quarter and nine-month period, Foreign currency losses (gains), net includes an $11 loss and a $39 gain, respectively, for the remeasurement of monetary balances, primarily cash, related to the Company’s operations in Russia from rubles to the U.S. dollar. This loss and gain were the result of a significant weakening and strengthening, respectively, of the ruble against the U.S. dollar in the respective periods.

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit plans were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pension benefits
Service cost	$3	$5	$12	$16
Interest cost	18	15	51	48
Expected return on plan assets	(21)	(24)	(68)	(84)
Recognized net actuarial loss	18	19	56	75
Amortization of prior service cost	1	—	2	—
Settlements (1)	15	5	16	573
Net periodic benefit cost(2)	$34	$20	$69	$628

Other postretirement benefits
Service cost	$1	$2	$3	$5
Interest cost	2	3	8	8
Recognized net actuarial loss	2	2	6	7
Amortization of prior service benefit	(2)	(2)	(6)	(5)
Net periodic benefit cost(2)	$3	$5	$11	$15

__________________
(1)    In the 2022 third quarter and nine-month period, Settlements included $15 related to the payment of lump-sum benefits (see below). Settlements included $549 in the 2021 nine-month period due to the purchase of a group annuity contract and $5 and $24 in the 2021 third quarter and nine-month period, respectively, related to the payment of lump-sum benefits (see Note H to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed on February 22, 2022)).
(2)    Service cost was reported in Cost of goods sold, Settlements were reported in Restructuring and other charges, and all other components were reported in Other expenses, net on the accompanying Statement of Consolidated Operations.
Pension Funding—In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. In April 2021, the Company contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract. Arconic had no minimum required funding due in the 2022 first quarter and contributed $7 in both the 2022 second quarter and third quarter to these two plans. The Company expects to contribute a total of $8 to these two plans in the remainder of 2022.
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
Lump Sum Benefit Payments—In the 2022 third quarter, management concluded that it was now probable that lump-sum benefit payments expected to be paid in 2022 under Arconic’s U.S. salary defined benefit pension plan will exceed the pre-determined threshold (sum of annual service cost and interest cost) requiring settlement accounting. As a result, the Company was required to complete a remeasurement of this plan (generally completed as of December 31st each year), including an interim actuarial valuation of the plan obligations. For purposes of performing an interim remeasurement of the plan, Arconic applied a practical expedient to the remeasurement date and selected September 30, 2022. Accordingly, the discount rate used in calculating the plan obligations increased to 5.71% at September 30, 2022 from 2.82% at December 31, 2021. The remeasurement of this plan, together with the settlement of benefits, resulted in a $34 net decrease to Accrued pension benefits and a $26 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K) on the accompanying Consolidated Balance Sheet. Unfavorable plan asset performance offset most of the impact of the increase in the discount rate. Also, the settlement resulted in the accelerated amortization of a portion of the existing net actuarial loss associated with this plan in the amount of $15 ($12 after-tax). This amount was reclassified to earnings through Restructuring and other charges (see Note E) from Accumulated other comprehensive loss (see Note K). Additionally, annual net periodic benefit cost to be recognized for this plan in 2022 will increase by $8, all of which relates to non-service costs. This amount will be recognized ratably over the remainder of 2022 (October through December).

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
For the 2022 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 26.7%. This rate differs by 5.7 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, U.S. tax on foreign earnings, non-deductible costs, and losses in jurisdictions subject to existing valuation allowances, partially offset by non-taxable income and foreign income taxed in lower rate jurisdictions.
For the 2021 nine-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 17.1%. This rate differs by 3.9 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, U.S. tax on foreign earnings, and non-deductible costs, partially offset by the state tax impact of domestic taxable losses.
The effective tax rate including discrete items was 27.8% and 21.4% in the 2022 third quarter and nine-month period respectively, and 40.7% and 18.4% in the 2021 third quarter and nine-month period, respectively.
The following table presents the components of (Benefit) Provision for income taxes:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pretax ordinary (loss) income at estimated annual effective tax rate	$(24)	$5	$31	$(75)
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	2	7	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	—	1	(2)
Discrete items	(3)	(1)	(7)	(4)
(Benefit) Provision for income taxes	$(25)	$11	$25	$(81)

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
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted-average shares outstanding – basic	102.3	108.7	104.4	109.5
Effect of dilutive share equivalents:
Stock units	—	3.3	2.6	—
Stock options	—	0.1	0.1	—
Weighted-average shares outstanding – diluted	102.3	112.1	107.1	109.5

Anti-dilutive share equivalents:
Stock units	2.6	—	—	3.3
Stock options*:
In-the-money	—	—	—	0.1
Out-of-the-money	—	—	—	—
	2.6	—	—	3.4

________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of September 30, 2022 and September 30, 2021, there were 0.4 million and 0.2 million, respectively, out-of-the-money stock options outstanding with a weighted-average exercise price of $28.16 and $32.73, respectively.

J.     Preferred and Common Stock
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 third quarter and nine-month period, Arconic repurchased 3,033,663 and 4,863,672 shares, respectively, of the Company's common stock for $86 and $139, respectively, under this program. Cumulatively, Arconic has repurchased 9,776,177 shares of the Company’s common stock for $300 since the program’s inception, resulting in completion of the total authorization. Repurchases under the program were made from time to time, as the Company deemed appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. This program was intended to comply with Rule 10b5-1 and all purchases were made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof.

K.    Accumulated Other Comprehensive Loss
The following table presents the activity of the three components that comprise Accumulated other comprehensive loss for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (G)
Balance at beginning of period	$(1,037)	$(1,199)	$(1,121)	$(1,791)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	36	34	105	178
Tax expense	(8)	(8)	(23)	(41)
Total Other comprehensive income before reclassifications, net of tax	28	26	82	137
Amortization of net actuarial loss and prior service cost/benefit(1)	34	25	74	651
Tax expense(2)	(7)	(6)	(17)	(151)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	27	19	57	500
Total Other comprehensive income	55	45	139	637
Balance at end of period	$(982)	$(1,154)	$(982)	$(1,154)
Foreign currency translation
Balance at beginning of period	$(37)	$35	$25	$29
Other comprehensive loss(3)	(72)	(11)	(134)	(5)
Balance at end of period	$(109)	$24	$(109)	$24
Cash flow hedges (Q)
Balance at beginning of period	$105	$(35)	$(15)	$1
Other comprehensive income (loss):
Net change from periodic revaluations	78	(66)	136	(160)
Tax (expense) benefit	(19)	15	(32)	37
Total Other comprehensive income (loss) before reclassifications, net of tax	59	(51)	104	(123)
Net amount reclassified to earnings:
Aluminum(4)	(93)	50	13	98
Energy(4)	(8)	—	(15)	—
Alloying materials(4)	1	(1)	1	(2)
Sub-total	(100)	49	(1)	96
Tax benefit (expense)(2)	24	(11)	—	(22)
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	(76)	38	(1)	74
Total Other comprehensive (loss) income	(17)	(13)	103	(49)
Balance at end of period	$88	$(48)	$88	$(48)
Accumulated other comprehensive loss	$(1,003)	$(1,178)	$(1,003)	$(1,178)

_____________________
(1)These amounts were included in the non-service component of net periodic benefit cost for pension and other postretirement benefits (see Note G). The accelerated amortization related to the settlement of certain employee retirement benefits was $15 and $16 in the 2022 third quarter and nine-month period, respectively, and $5 and $573 in the 2021 third quarter and nine-month period, respectively (see Note G).
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

L.    Inventories

	September 30, 2022	December 31, 2021
Finished goods	$358	$350
Work-in-process	1,188	1,105
Purchased raw materials	137	109
Operating supplies	67	66
	$1,750	$1,630

M.    Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $13 and $40 in the 2022 third quarter and nine-month period, respectively, and $15 and $45 in the 2021 third quarter and nine-month period, respectively.
Right-of-use assets obtained in exchange for operating lease obligations were $22 in the 2022 nine-month period and $13 in the 2021 nine-month period.
Future minimum contractual operating lease obligations were as follows:

September 30, 2022
2022	$10
2023	34
2024	27
2025	20
2026	14
Thereafter	31
Total lease payments	$136
Less: imputed interest	23
Present value of lease liabilities	$113

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at September 30, 2022 and December 31, 2021 was 6.0 years and 6.1 years, respectively, and 6.0% and 5.8%, respectively.

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
In the 2022 nine-month period, the Company borrowed $250 and repaid $100 under the ABL Credit Facility. These borrowings were designated as SOFR loans with either an initial one-month or three-month interest period. Arconic may repay early or extend a part or all of these borrowings. In the 2022 third quarter and nine-month period, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 5.03% and 4.02%, respectively, and 74 days and 105 days, respectively.
Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of September 30, 2022, the available balance was $1,039 (net of outstanding borrowings of $150 and letters of credit of $11).
In October 2022, the Company repaid an additional $50 of the outstanding borrowings under the ABL Credit Facility.
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

O.    Acquisitions and Divestitures
Russia.   On May 19, 2022, the Company announced that it is pursuing a sale of its operations in Russia. This decision was the result of a strategic review of alternatives performed by management with respect to Arconic’s Russian operations in consideration of the sanctions and other trade restrictions levied against Russia beginning in February 2022 and preliminary injunctions imposed on the Company’s operations in Russia by the Federal Antimonopoly Service of the Russian Federation in April 2020 (see Litigation in Note P), which include a prohibition on the ability of Arconic’s legal entity in Russia to pay dividends to the parent company. The Company is continuing to conduct business in Russia to fulfill existing obligations in accordance with applicable laws, regulations, and international rules. Arconic has engaged with both the U.S. government and Russian government with the objective of executing a lawful sale of its Russian operations. The Company has had several interested parties in the process and is ultimately working towards completion of a sale of its Russian operations to a third party pursuant to a framework agreement, the closing of which is subject to the receipt of governmental approvals and other conditions and contingencies. The process for obtaining government approvals and executing a transaction is unusually complex given current geopolitical factors and ongoing proceedings involving the Company’s operations in Russia, creating uncertainty with respect to the Company’s ability to estimate the timing or likelihood of a transaction as of September 30, 2022. We continue to monitor the situation, while assessing the financial impact and outlook for our operations in this market. As such, the Company conducted an analysis during the third quarter of 2022. Based on the Company’s analysis and review of current circumstances, there was no impairment recorded during the third quarter of 2022. The Company estimates that a charge of up to approximately $500 may be recognized if a sale is consummated or if we conclude that an impairment should be recorded.
The Company’s operations in Russia are comprised of one principal location in Samara, which manufactures sheet, plate, extrusions, and forgings across all of Arconic’s end markets. The Samara facility has continued to operate at relatively normal levels although such operations may decrease over time due to the imposed sanctions and other trade restrictions, particularly if these are further elevated, as well as supplier and customer constraints. While the imposition of sanctions and trade restrictions limit a Russian entity’s ability to export goods, Samara’s operations primarily serve customer demand within Russia. The Samara facility generated third-party sales of approximately $970 in 2021 and had approximately $520 in net assets (excluding intercompany balances) and approximately 2,900 employees as of September 30, 2022 (see Litigation in Note P for additional financial information).
The Company’s local Russian management team continues to operate the Samara facility without undue influence imposed by any third-party, including the Russian government. Additionally, other than the prohibition on dividend payments to the parent company, Arconic has not encountered any other significant impacts related to its control over its Russian subsidiaries. As a result, the Company reported the financial results of its Russian operations in Arconic’s Consolidated Financial Statements as of and for the three- and nine-month periods ended September 30, 2022, and will continue to do so until such time as circumstances warrant otherwise. Furthermore, while the Company is pursuing a sale of its operations in Russia, the related assets and liabilities will continue to be classified as held and in-use and will continue to be reported within the Rolled Products segment, as the timing and likelihood of any possible transaction is uncertain as of September 30, 2022. Moreover, Arconic has not recorded an impairment of long-lived or other assets given the relatively normal operating levels at Samara. That said, the situation is fluid and this fact pattern could change at any moment. As noted above, a charge of up to approximately $500 may be recognized if a sale is consummated or if we conclude that an impairment should be recorded.
Building and Construction Systems.   On June 6, 2022, the Company announced that it is evaluating strategic options for the businesses that comprise the Building and Constructions Systems segment, including exploring a sale of its architectural systems business (Kawneer® brand). Subsequent to this announcement, Arconic initiated a sale process of its architectural systems business, which has six principal locations in the United States, Canada, and Europe. Products manufactured under the Kawneer brand include windows, doors, and curtain walls. This business generated third-party sales of approximately $740 in 2021 and had approximately 2,800 employees as of September 30, 2022.
On August 2, 2022, the Company announced a pause in the sale process of this business due to current economic conditions, particularly uncertainty in the debt markets. This business will remain classified as held and in-use in Arconic’s Consolidated Financial Statements and will continue to be reported within the Building and Construction Systems segment.

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
The Company’s remediation reserve balance was $79 and $64 (of which $27 and $15, respectively, was classified as a current liability) at September 30, 2022 and December 31, 2021, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2022 third quarter and nine-month period, the remediation reserve was increased by $11 and $22, respectively. The change to the remediation reserve in the 2022 third quarter and nine-month period, includes a charge of $9 and $13, respectively, for the Massena location (see below) and a charge of $2 (both periods) for other items, including incremental estimated expenditures associated with active remediation systems and/or monitoring and inspection programs at several sites.
Additionally, in the 2022 nine-month period, the Company recorded a charge of $5 for the planned removal of polychlorinated biphenyls (PCBs)-contaminated soil from certain portions of a ditch that is adjacent to the Company’s facility in Lafayette, Indiana under a previously issued corrective action order with the Indiana Department of Environmental Management (remediation to be completed over a two-year period beginning in 2023) and a charge of $1 (see Note E) to reflect an estimate of Arconic’s share of newly-identified costs for additional remediation work related to a recently completed project at a former site in Italy where the Company is one of several responsible parties. The additional remediation work is subject to review by Italy’s Ministry of the Environment.
Payments related to remediation expenses applied against the reserve were $1 and $7, respectively, in the 2022 third quarter and nine-month period, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
In March 2022, an ice jam event occurred in a section of the river where a cap was installed. The ice accumulation caused a blockage in the river that restricted flow, which resulted in high forces being placed on the bottom sediments as the river worked its way through the obstruction. Once the ice cleared and it was safe to enter the river, Arconic investigated and analyzed the cap for any damage. It was determined that certain of the cap was damaged and there was disturbance to the underlying sediments. As a result, in the 2022 second quarter, the Company submitted to the EPA, as well as other stakeholders, a proposed plan to repair the damaged cap and contain the exposed sediment. At that time, management had preliminarily estimated that the cost of the proposed plan would be $11, which contemplated completing the repair work in the second half of 2022. Arconic’s existing reserve included consideration of potential future cap repairs given the magnitude and nature of this type of remediation. As a result, in the 2022 second quarter, the Company increased the reserve balance by $4 for the incremental amount needed to cover the estimated cost of the proposed plan.
In the 2022 third quarter, Arconic completed extensive environmental, geotechnical, and ice modeling investigations to determine the final design and cost of the repair remedy. Ultimately, these investigations revealed that the concept of the proposed remedy is appropriate but the design and, therefore, cost of the project need to be changed compared to the preliminary analysis and cost estimate prepared in the 2022 second quarter. Accordingly, the cost of the proposed plan increased to $22, which also considers the fact that the repair work will now extend into 2023, including a temporary work stoppage due to the upcoming winter season, and the impact of cost inflation for labor and materials. As a result, in the 2022 third quarter, the Company increased the reserve balance by $9 for the further incremental amount needed to cover the estimated cost of the proposed plan. On October 3, 2022, Arconic submitted an Analysis of Alternatives report to the EPA. The Company expects to receive the EPA’s decision by no later than March 31, 2023. Arconic’s proposed remedy is consistent with the Record of Decision issued for the original remediation project (see above).
As the project progresses, further changes to the reserve may be required due to factors such as, among others, additional changes in remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At September 30, 2022 and December 31, 2021, the reserve balance associated with this matter was $38 and $30, respectively. Expenditures for the repair work related to the ice jam event are expected to be $2 in the remainder of 2022 and $17 in 2023. The other $19 in remaining expenditures, most of which relates to operations, maintenance, and monitoring work, are expected to occur between 2023 and 2027.
Litigation.
All references to ParentCo in the matters described under this section Litigation refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
Federal Antimonopoly Service Of The Russian Federation Litigation—The Federal Antimonopoly Service of the Russian Federation (“FAS”) filed a lawsuit on March 17, 2020 with the Arbitrazh (State Commercial) Court of Samara Region against two of the Company’s subsidiaries, Arconic Rus Investment Holdings LLC (“LLC ARIH”) and AlTi Forge Holding Sarl (the “Arconic Russian Holding Companies”), naming Elliott Associates L.P., Elliott International L.P., and Elliot International Capital Advisors Inc. (“Elliott”) as third parties. Also named as interested parties are: Parent Co. and certain of its foreign subsidiaries; and Arconic Netherland B.V., the Company’s subsidiary that directly and indirectly owns LLC ARIH, Arconic SMZ JSC and JSC AlTi Forge (the “Arconic Russian Subsidiaries”). FAS alleges that Elliott indirectly acquired control over the Arconic Russian Subsidiaries when, in May 2019, directors who had previously been nominated by Elliott and appointed or elected to Parent Co.’s board of directors pursuant to certain settlement agreements among Parent Co. and Elliott constituted a majority of that board as a result of a reduction in the size of the board. FAS claims alleged non-compliance with Russian Federal Law No. 57-FZ, which governs foreign ownership of certain Russian companies and requires certain governmental approvals for a foreign investor to acquire control over strategically important Russian companies. On April 6, 2020, the Samara Court granted preliminary injunctions against the Arconic Russian Holding Companies prohibiting the taking of certain corporate governance actions, including with respect to: (i) the disposal of shares in the Arconic Russian Subsidiaries; and (ii) the making of certain decisions with respect to the Arconic Russian Subsidiaries, including decisions regarding the payment of dividends, placement of bonds, amendment of bylaws and internal documents, the appointment, change and compensation of the Arconic Russian Subsidiaries’ CEO, and the election of the Arconic Russian Subsidiaries’ board of directors. On April 29, 2020, the Arconic Russian Holding Companies simultaneously filed an appeal and motion to revoke the previously issued injunctions. Both the appeal and motion to revoke were denied. A hearing on the merits of the claim has been postponed several times, most recently until December 22, 2022. As a consequence of the alleged violation, FAS is seeking removal and exclusion of the Arconic Russian Holding Companies from the affairs of the Arconic Russian Subsidiaries, resulting in the deprivation of the benefits of their ownership interests in the Arconic Russian Subsidiaries, including the rights currently restricted in the preliminary injunctions granted on April 6, 2020. We continue to operate the Samara location subject to the restrictions disclosed above, and we maintain a renewable intercompany loan facility that could be, but has not yet been, utilized.
The following table presents selected financial information related to our operations in Russia:

	September 30, 2022(1)	December 31, 2021
Cash and cash equivalents	$174	$79
Receivables from customers	98	120
Inventories	122	102
Properties, plants and equipment, net	186	200
Accounts payable, trade	27	47

	For the nine months ended September 30, 2022	For the year ended December 31, 2021
Third-party sales(2)	$787	$968
Segment Adjusted EBITDA	62	87
_____________________
(1)As of September 30, 2022, our Russia operations had approximately $520 in net assets (excluding intercompany balances).
(2)In both periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At September 30, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 13% of Arconic’s liquidity (comprised of Cash and cash equivalents of $312 and undrawn availability of $1,039 under Arconic’s ABL Credit Agreement (see Note N)) at September 30, 2022. Cash and cash equivalents held in Russia increased $95 from December 31, 2021 to September 30, 2022, primarily due to increased earnings, currency appreciation, and lower aluminum prices. In addition, for the nine months ended September 30, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 14% and 16% of Third-party sales (mostly packaging and industrial), respectively, and 13% of Segment Adjusted EBITDA for the Rolled Products segment. In May 2022, we announced that we would pursue the sale of our operations in Russia (see Note O). As a condition of the acquisition of the Samara facility in 2005 by our former parent company, our Samara facility has an ongoing legal obligation to manufacture semi-finished products for Russian customers for defense applications. The sale of such products represented 1% of the third-party sales generated by our Samara facility for both the nine months ended September 30, 2022 and year ended December 31, 2021.
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
•our ability to access or repatriate the proceeds of any such sale; and
•reactions to or consequences of our announcement regarding the sale of our Russian operations, including the potential for our Russian operations to be nationalized or otherwise expropriated by the Russian government.
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
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania product liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) suggesting a procedure for limited discovery followed by further briefing on those subjects. On September 16, 2020, the Court issued an order granting Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the Court denied on November 23, 2020. Plaintiffs are appealing this judgment; ParentCo Defendants are cross-appealing one of the conditions. The briefing has now been completed and oral argument is scheduled for June 6, 2022. Oral argument was held on Plaintiffs’ appeal in the Third Circuit on June 7, 2022. On July 8, 2022, the Third Circuit decided the appeal in the Behrens matter in the defendants favor. The Third Circuit affirmed the district court’s dismissal of plaintiffs’ case on forum non conveniens grounds. The Court also granted ParentCo Defendants’ cross-appeal, invalidating one of the trial court’s dismissal conditions that would have left open the possibility for Plaintiffs to return to the United States for a trial on damages if defendants were found liable in English courts and if the English court made certain other legal and factual findings. On July 22, 2022, the Plaintiffs filed a petition seeking a panel rehearing, or en banc rehearing, of the Third Circuit’s July 8, 2022 decision, which the Third Circuit denied on October 7, 2022. Because Plaintiffs have not exhausted all appellate options and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. Plaintiffs’ opposition to that motion was filed on November 1, 2019 and all defendants filed a reply brief on November 26, 2019. On June 22, 2020, counsel for Arconic Corporation and the individual defendants filed a letter apprising the Court of a recent decision by the Third Circuit and discussing its relevance to the pending motion to dismiss. Pursuant to an Order by the Court directing the plaintiffs to respond to this letter, the plaintiffs filed a letter response on July 9, 2020. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. On August 11, 2021, ParentCo filed a motion with the district court for certification of an interlocutory appeal and a stay pending appeal. The motion seeks to appeal the aspect of the court’s June 23, 2021 opinion concerning the complaint’s pleading of ParentCo’s alleged scienter. Plaintiffs filed an opposition to the motion on August 17, 2021, and ParentCo filed a reply brief on August 24, 2021. On August 12, 2021, defendants filed an answer to the second amended complaint. A status conference was held before the Court on January 11, 2022 during which the Court heard argument from both parties on the pending motion for certification of an interlocutory appeal. On July 29, 2022, the Court denied the motion for certification of an interlocutory appeal and ordered the parties to submit a proposed scheduling order, which the parties jointly filed on August 29, 2022. The Court held a status conference on September 14, 2022, and the parties now await an order from the Court setting the schedule for class certification briefing and discovery. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$312	$312	$335	$335
Hedging instruments and derivatives - assets	136	136	1	1
Short-term debt	150	150	—	—
Hedging instruments and derivatives - liabilities	1	1	23	23
Long-term debt	1,596	1,470	1,594	1,692
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
The following table presents the fair value and amount of underlying by type for all hedging instruments:

	September 30, 2022			December 31, 2021
Assets
Cash flow hedges
Aluminum	$109	230	kmt	$—	—
Energy	10	8.6	MMBtu	—	—
Alloying materials	(4)	5	kmt	—	—
Marked-to-market
Aluminum	1	17	kmt	1	14	kmt
Energy	3	0.2	MMBtu	—	—
	$119			$1

Liabilities
Cash flow hedges
Aluminum	$—	—		$18	251	kmt
Energy	—	—		2	3.3	MMBtu
Alloying materials	—	—		—	—	kmt
Marked-to-market
Aluminum	—	—		3	19	kmt
	$—			$23

The following table presents the unrealized and realized gains and losses associated with those hedging instruments designated as cash flow hedges:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Unrealized
Other comprehensive loss
Aluminum	$66	$(66)	$113	$(161)
Energy	14	—	27	—
Alloying materials	(2)	—	(4)	1
	$78	$(66)	$136	$(160)

Realized*
Sales
Aluminum	$90	$(52)	$(17)	$(104)
Cost of goods sold
Aluminum	(3)	(2)	(4)	(6)
Energy	(8)	—	(15)	—
Alloying materials	1	(1)	1	(2)
	$100	$(49)	$1	$(96)

__________________
* In all periods presented, these amounts were reclassified from Accumulated other comprehensive loss (see Note K).
For hedging instruments that do not qualify for hedge accounting, in the 2022 third quarter and nine-month period, the Company recognized both an unrealized loss of $5 and an unrealized gain of $1, respectively, and a realized gain of $3 and $5, respectively, in Sales for aluminum, and an unrealized loss of $1 and an unrealized gain of $2, respectively, and a realized gain of $2 (both periods) in Cost of goods sold for energy. Unrealized and realized impacts were not material in the 2021 third quarter and nine-month period.
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
Separately, Arconic has three natural gas supply contracts that are treated as derivatives for accounting purposes as they failed to qualify for the normal purchase normal sale exception due to net settlement provisions. These derivatives also do not qualify for hedge accounting. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes. As of September 30, 2022, Arconic’s derivatives classified as assets and liabilities consisted of $16 (9.1 MMBtu) and $1 (6.0 MMBtu), respectively. Additionally, in the 2022 third quarter and nine-month period, the Company recognized an unrealized loss of $5 and an unrealized gain of $15, respectively, in Cost of goods sold for these derivatives (see Note A).
Long-term debt. The fair value was based on quoted market prices for public debt and was classified in Level 2 of the fair value hierarchy.

R. Receivables
On January 5, 2022, the Company entered into a one-year arrangement with a financial institution to sell certain customer receivables outright without recourse on a continuous basis. All such sales are at Arconic's discretion. Under this arrangement, the Company serves in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the financial institution. Accordingly, upon the sale of customer receivables to the financial institution, Arconic removes the underlying trade receivables from the Consolidated Balance Sheet and includes the reduction as a positive amount in the (Increase) in receivables line item within Operating Activities on the Statement of Consolidated Cash Flows. At no time can the outstanding balance due to the financial institution exceed $225 (increased in February from original amount of $100). In the 2022 nine-month period, the Company sold customer receivables of $963 and remitted cash collections of $805 to the financial institution. Of the total amount of customer receivables sold in the 2022 nine-month period, $77 were included in Receivables from customers on the accompanying Consolidated Balance Sheet as of December 31, 2021.

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
Results of Operations
Outlook
Management has revised certain expectations for sales by major end market, from what had been previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both Part I Item 2 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 and in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Consistent with the disclosure included in the Form 10-K, the revised expectations do not include the impact of changes in aluminum prices.
•Ground Transportation: we lowered our sales outlook at the end of third quarter 2022 to reflect anticipated growth of approximately 0% to 5% (versus prior expectation of 5% to 10%) in 2022 compared with 2021 due to continued supply chain challenges being experienced by original equipment manufacturers.
•Industrial Products: we lowered our sales outlook at the end of third quarter 2022 to reflect anticipated growth of approximately (10)% to 0% (versus prior expectation of 5% to 10%) in 2022 compared with 2021 due to operational issues at our Tennessee and Lancaster plants that are impacting shipments in this end market.
•Building and Construction: we raised our sales outlook at the end of first quarter 2022 (unchanged at the end of both second quarter and third quarter 2022) to reflect anticipated growth of approximately 15% to 20% (versus prior expectation of 5% to 10%) in 2022 compared with 2021, driven by growth in North American non-residential construction activity and our ability to capture meaningful price increases to address inflationary cost pressures.
•Packaging: we lowered our sales outlook at the end of third quarter 2022 to reflect anticipated growth of approximately 20% to 30% (versus prior expectation of 20% to 40%) in 2022 compared with 2021 due to lower export sales from China and Russia.
•Aerospace: we lowered our sales outlook at the end of third quarter 2022 to reflect anticipated growth of approximately 30% to 40% (versus prior expectation of 35% to 45%) in 2022 compared with 2021 due to production challenges at our Davenport plant that are impacting shipments in this end market.

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

The following table presents selected financial information related to our operations in Russia:

	September 30, 2022(1)	December 31, 2021
Cash and cash equivalents	$174	$79
Receivables from customers	98	120
Inventories	122	102
Properties, plants and equipment, net	186	200
Accounts payable, trade	27	47

	For the nine months ended September 30, 2022	For the year ended December 31, 2021
Third-party sales(2)	$787	$968
Segment Adjusted EBITDA	62	87
_____________________
(1)As of September 30, 2022, our Russia operations had approximately $520 in net assets (excluding intercompany balances).
(2)In both periods presented, Third-party sales includes aluminum products manufactured at Arconic’s plant in Russia and sold through the Company’s international selling company located in Hungary.
At September 30, 2022 and December 31, 2021, the Cash and cash equivalents presented above were held in Russia and were not available for dividends. Cash and cash equivalents held in Russia represented 13% of Arconic’s liquidity (comprised of Cash and cash equivalents of $312 and undrawn availability of $1,039 under Arconic’s ABL Credit Agreement (see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q)) at September 30, 2022. Cash and cash equivalents held in Russia increased $95 from December 31, 2021 to September 30, 2022, primarily due to increased earnings, currency appreciation, and lower aluminum prices. In addition, for the nine months ended September 30, 2022 and year ended December 31, 2021, our Samara, Russia facility generated 14% and 16% of Third-party sales (mostly packaging and industrial), respectively, and 13% of Segment Adjusted EBITDA for the Rolled Products segment. As a condition of the acquisition of the Samara facility in 2005 by our former parent company, our Samara facility has an ongoing legal obligation to manufacture semi-finished products for Russian customers for defense applications. The sale of such products represented 1% of the third-party sales generated by our Samara facility for both the nine months ended September 30, 2022 and year ended December 31, 2021.
In May 2022, we announced that we would pursue the sale of our operations in Russia. Arconic has engaged with both the U.S. government and Russian government with the objective of executing a lawful sale of its Russian operations. The Company has had several interested parties in the process and is ultimately working towards completion of a sale of its Russian operations to a third party pursuant to a framework agreement, the closing of which is subject to the receipt of governmental approvals and other conditions and contingencies. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
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
•our ability to access or repatriate the proceeds of any such sale; and
•reactions to or consequences of our announcement regarding the sale of our Russian operations, including the potential for our Russian operations to be nationalized or otherwise expropriated by the Russian government.
Any of the foregoing could have a significant indirect impact on the performance of our other locations. In addition, any impact on our ability to fulfill existing contractual obligations could subject us to reputational harm and potential litigation involving customers and suppliers. Increased restrictions on our operations in Russia may have a material adverse effect on our financial condition, results of operations or cash flows. Our operations in Russia, our ability to resolve the proceedings and underlying claims related to our facility in Samara, Russia, and our ability to complete the sale of our Russian operations are likely to be negatively impacted by the disruption and geopolitical instability resulting from the ongoing conflict between Russia and Ukraine. See Part II, Item 1A “Risk Factors—The ongoing conflict between Russia and Ukraine has resulted in continued geopolitical instability and disruption, which are likely to adversely affect our business, financial condition, results of operations or cash flows and our ability to complete the sale of our Russian operations.” for additional information.
Earnings Summary
Sales.   Sales were $2,280 in the 2022 third quarter compared to $1,890 in the 2021 third quarter and $7,019 in the 2022 nine-month period compared with $5,366 in the 2021 nine-month period. The increase of $390, or 21%, in the third quarter comparison was primarily due to favorable impacts from aluminum hedging activities, favorable product pricing, and favorable product mix, somewhat offset by lower aluminum prices. In the nine-month period comparison, the improvement of $1,653, or 31%, was principally due to higher aluminum prices, favorable impacts from aluminum hedging activities, favorable product pricing, and favorable product mix, all of which were slightly offset by unfavorable foreign currency movements driven by a weaker euro.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for each of the 2022 and 2021 third quarter included $2 and the 2022 and 2021 nine-month period included $5 and $11, respectively, associated with this settlement.
Cost of goods sold.   COGS was $2,074, or 91.0% of Sales, in the 2022 third quarter compared to $1,676, or 88.7% of Sales, in the 2021 third quarter and $6,288, or 89.6% of Sales, in the 2022 nine-month period compared with $4,674, or 87.1% of Sales, in the 2021 nine-month period. In the third quarter and nine-month period comparisons the percentage was negatively impacted by higher costs for direct materials, including alloying materials, energy, and transportation, operational issues and production outages affecting the Rolled Products segment, and higher aluminum prices (underlying metal price is contractually passed-through to most customers at cost). These negative impacts were partially offset by favorable product pricing driven by pricing pressures primarily in North America as a result of inflation.
Additionally, on May 14, 2022, the Company and the United Steelworkers reached a tentative four-year labor agreement covering approximately 3,300 employees at four U.S. locations; the previous labor agreement expired on May 15, 2022. The tentative agreement was ratified by the union employees on June 1, 2022. In the 2022 nine-month period, Arconic recognized $19 in Cost of goods sold primarily for a one-time signing bonus for the covered employees.
Selling, general administrative, and other expenses.   SG&A was $62 in the 2022 third quarter compared to $63 in the 2021 third quarter and $200 in the 2022 nine-month period compared to $183 in the 2021 nine-month period. The decrease of $1, or 2%, in the third quarter comparison was due to lower incentive compensation expense mostly offset by an increase in labor costs and legal fees. The increase of $17, or 9%, in the 2022 nine-month period comparison was largely attributable to higher labor costs, stock-based employee compensation expense, and legal fees. SG&A as a percentage of Sales was 2.7% in the 2022 third quarter compared to 3.3% in the 2021 third quarter and 2.8% in the 2022 nine-month period compared to 3.4% in the 2021 nine-month period.
Provision for depreciation and amortization.   D&A was $59 in the 2022 third quarter compared to $61 in the 2021 third quarter and $181 in the 2022 nine-month period compared to $186 in the 2021 nine-month period. The decrease of $2, or 3%, in the third quarter comparison, and $5, or 3%, in the nine-month period was mainly caused by the absence of depreciation resulting from asset retirements and a decrease in amortization related to intangible assets.
Restructuring and other charges.   Restructuring and other charges were $112 and $119 in the 2022 third quarter and nine-month period, respectively, and $14 and $612 in the 2021 third quarter and nine-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Interest expense.   Interest expense was $27 in the 2022 third quarter compared to $26 in the 2021 third quarter and $78 in the 2022 nine-month period compared to $74 in the 2021 nine-month period. The increase of $1, or 4%, in the third quarter comparison was principally related to $150 borrowed, of which $50 was repaid, under the ABL Credit Facility. The increase of $4, or 5%, in the nine-month period comparison was principally related to $250 borrowed, of which $100 was repaid, under the ABL Credit Facility, and additional interest associated with a $300 debt offering completed in March 2021. See Financing Activities under Liquidity and Capital Resources below for additional information related to these financing transactions.

Other expenses, net.   Other expenses, net was $27 and $9 in the 2022 third quarter and nine-month period, respectively, compared to $15 and $52 in the 2021 third quarter and nine-month period, respectively. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Provision (Benefit) for income taxes.   The Company’s effective tax rate, including discrete items, was 27.8% and 21.4% in the 2022 third quarter and nine-month period, respectively, and 40.7% and 18.4% in the 2021 third quarter and nine-month period, respectively. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
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
Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Third-party sales	$1,861	$1,559	$5,778	$4,397
Intersegment sales	10	9	33	26
Total sales	$1,871	$1,568	$5,811	$4,423
Segment Adjusted EBITDA	$111	$155	$461	$493
Third-party aluminum shipments (kmt)	345	345	1,067	1,043
Third-party sales for the Rolled Products segment increased $302, or 19%, in the 2022 third quarter and $1,381, or 31%, in the 2022 nine-month period compared to the same periods in 2021. In the third quarter comparison, the increase was primarily due to favorable impacts from aluminum hedging activities, price increases for the pass-through of certain inflation impacts, and favorable product mix, somewhat offset by lower aluminum prices (see below). The improvement in the nine-month period comparison was largely the result of higher aluminum prices (see below), favorable impacts from aluminum hedging activities, price increases for the pass-through of certain inflation impacts, favorable product mix, and a net increase in volumes (see below).
In the third quarter comparison, the lower aluminum prices were mostly driven by an 11% decrease in the average LME aluminum price and a decline in regional premiums, including a 21% decrease in the average Midwest premium (United States). The higher aluminum prices in the nine-month period comparison were largely driven by a 19% rise in the average LME aluminum price and increases in regional premiums, including a 31% increase in the average Midwest premium (United States).
The net increase in volumes in the nine-month period comparison was mostly due to improvements in the packaging, aerospace, and automotive component of ground transportation end markets. Volume related to the packaging end market increased significantly as the can sheet operation at the Tennessee rolling mill essentially reached full capacity by the end of the

2022 second quarter. Higher volume associated with the aerospace end market was driven by continued recovery from the COVID-19 pandemic. An improvement in volume for the automotive component of ground transportation was due to slow recovery from the global semiconductor chip shortage. These higher volumes were partially offset by a decline in both industrial products and the commercial transportation component of ground transportation end markets, both of which were impacted by supply chain disruptions. Additionally, the Rolled Products segment experienced operational challenges and production outages associated with electrical and mechanical issues at the Tennessee rolling mill and disruptions in both the Tennessee and Davenport casting operations.
In March 2021, the Company entered into a settlement agreement with a customer related to the terms of an existing long-term contract. As a result, the customer agreed to pay Arconic $18, which will be recognized over the applicable three-year period. Accordingly, the Company’s sales for each of the 2022 and 2021 third quarter included $2 and the 2022 and 2021 nine-month period included $5 and $11, respectively, associated with this settlement.
Segment Adjusted EBITDA for this segment decreased $44, or 28%, and $32, or 6%, in the 2022 third quarter and nine-month period, respectively, compared with the corresponding periods in 2021. The decline in both comparisons was principally related to higher costs for alloying materials, energy, maintenance, and transportation all due to inflation, the impact of the previously mentioned operational challenges and production outages, and increased expenses for labor as this segment increases its workforce to address current and future volume growth. These higher costs were partially offset by customer price increases due to adjustments for inflation impacts and, in the nine-month period comparison, a benefit derived from the absence of below normal absorption of fixed costs that occurred in the 2021 first quarter.
The Company is working towards completion of a sale of its operations in Russia. See “—Legal Proceedings Involving our Russian Operations” and Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Building and Construction Systems

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Third-party sales	$321	$257	$941	$750
Segment Adjusted EBITDA	$49	$34	$146	$97
Third-party sales for the Building and Construction Systems segment increased $64, or 25%, in the 2022 third quarter and $191, or 25%, in the 2022 nine-month period, compared to the same periods in 2021. In both comparisons, the improvement was mostly attributable to multiple product price increases implemented since March 2021 across the entire portfolio to address inflationary cost pressures.
Segment Adjusted EBITDA for this segment increased $15, or 44%, and $49, or 51%, in the 2022 third quarter and nine-month period, respectively, compared with the corresponding periods in 2021. In both comparisons, the improvement was primarily related to favorable product pricing, partially offset by higher costs for aluminum, alloying materials, maintenance, and transportation, all due to inflation.
The Company is evaluating strategic options for the businesses that comprise the Building and Construction Systems segment. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Extrusions

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Third-party sales	$98	$74	$300	$219
Segment Adjusted EBITDA	$(13)	$(7)	$(30)	$(19)
Third-party aluminum shipments (kmt)	9	9	28	26
Third-party sales for the Extrusions segment increased $24, or 32%, in the 2022 third quarter and $81, or 37%, in the 2022 nine-month period compared to the same periods in 2021. In both comparisons, the improvement was principally the result of favorable product mix, primarily due to higher volumes for aerospace and automotive; price increases, due to adjustments for inflation impacts and higher aluminum prices; and a net increase in volumes, mostly driven by aerospace due to the lessened impact of the COVID-19 pandemic.
Segment Adjusted EBITDA for this segment decreased $6, or 86%, and $11, or 58%, in the 2022 third quarter and nine-month period, respectively, compared with the corresponding periods in 2021. The decrease in both comparisons was mainly attributable to higher costs for aluminum, transportation, outside services, and energy. The higher costs were the result of both increased pricing due to inflation and usage due to operational issues. These negative impacts were mostly offset by customer price increases due to adjustments for inflation impacts. Overall, operational issues are driving underperformance in this segment.
In the 2022 third quarter, management initiated a business review of the Extrusions segment aimed at identifying alternatives to improve the financial performance of this segment in future periods. Management continues to assess alternatives and no decisions or commitments were made as of September 30, 2022. In connection with this review, the Company updated its five-year strategic plan, the results of which indicated that there is an expected decline in the forecasted financial performance for the Extrusions segment (and asset group), including continued forecasted losses. As such, management evaluated the recoverability of the long-lived assets of the Extrusions asset group by comparing the aggregate carrying value to the undiscounted future cash flows. The result of this evaluation was that the long-lived assets were deemed to be impaired as the aggregate carrying value exceeded the undiscounted future cash flows. The impairment charge was measured as the difference between the aggregate carrying value and aggregate fair value of the long-lived assets. Fair value was determined using an orderly liquidation methodology for the machinery and equipment and a sales comparison approach for the land and structures. As a result, the Company recorded an impairment charge of $92, composed of $90 for Properties, plants, and equipment and $2 for intangible assets (included within Other noncurrent assets), in Restructuring and other charges on the Company’s Statement of Consolidation Operations (see Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). This charge was not included in Extrusion’s Segment Adjusted EBITDA.
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Arconic Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$147	$182	$577	$571
Unallocated amounts:
Corporate expenses(1)	(4)	(7)	(23)	(26)
Stock-based compensation expense	(6)	(8)	(19)	(15)
Metal price lag(2)	15	(21)	9	(27)
Unrealized (losses) gains on mark-to-market hedging instruments and derivatives	(7)	—	16	—
Provision for depreciation and amortization	(59)	(61)	(181)	(186)
Restructuring and other charges(3)	(112)	(14)	(119)	(612)
Other(4)	(10)	(3)	(56)	(19)
Operating (loss) income	(36)	68	204	(314)
Interest expense	(27)	(26)	(78)	(74)
Other expenses, net	(27)	(15)	(9)	(52)
Benefit (Provision) for income taxes	25	(11)	(25)	81
Net income attributable to noncontrolling interest	—	—	(1)	—
Consolidated net (loss) income attributable to Arconic Corporation	$(65)	$16	$91	$(359)

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

(3)In the 2022 third quarter and nine-month period, Restructuring and other charges includes a $92 asset impairment charge related to the Extrusions segment (see Extrusions above).
(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA. In the 2022 third quarter and nine-month period, the respective amounts include costs related to environmental remediation charges of $9 and $18, respectively. Additionally in the 2022 nine-month period, Other includes costs related to the new union labor agreement of $19. These charges were recorded in Cost of goods sold on Arconic’s Statement of Consolidated Operations. See Note G and Environmental Matters in Note P, respectively, to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
At September 30, 2022, the Company’s Cash and cash equivalents were $312, of which $174, or 56%, was held in Russia. Cash and cash equivalents held in Russia represented 13% of Arconic’s total liquidity at September 30, 2022. Cash and cash equivalents held in Russia increased $95 from December 31, 2021 to September 30, 2022, primarily due to increased earnings, currency appreciation, and lower aluminum prices. Cash and cash equivalents held in Russia are currently subject to preliminary injunctions imposed by regulatory authorities that, among other things, prohibit the distribution of dividends. We cannot at this time reasonably estimate the likelihood or timeline of a resolution involving the removal of these injunctions, and accordingly cannot reasonably estimate when, if at all, the funds will be available for the payment of dividends to Arconic. We maintain a renewable intercompany loan facility that could be utilized but we have as yet not utilized this facility. In addition, Arconic has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Management continuously evaluates the Company’s local and global cash needs for future business operations, which may influence future repatriation decisions.
Operating Activities
Cash provided from operations was $150 in the 2022 nine-month period compared with cash used for operations of $503 in the 2021 nine-month period.
In the 2022 nine-month period, cash provided from operations was mostly comprised of a positive add-back for non-cash transactions in earnings of $351 and net income of $92, partially offset by an unfavorable change in working capital of $284. The change in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums. Additionally, the unfavorable change in working capital includes a benefit of $158 related to customer receivables sold to a financial institution where the underlying trade receivables were uncollected as of September 30, 2022 (see Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q).
In the 2021 nine-month period, cash used for operations was mostly comprised of pension contributions of $456 (see below), an unfavorable change in working capital of $454, and a net loss of $359, partially offset by a positive add-back for non-cash transactions in earnings of $778. The impact in working capital was partially driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
In January 2021, the Company contributed a total of $200 to its two funded U.S. defined benefit pension plans, comprised of the estimated minimum required funding for 2021 of $183 and an additional $17. Additionally, in April 2021, Arconic contributed a total of $250 to its two funded U.S. defined benefit pension plans to maintain the funding level of the remaining plan obligations not transferred under a group annuity contract. This contribution was funded with the net proceeds from a March 2021 debt offering (see 2021 Debt Activity in Financing Activities below). The Company had no minimum required funding due in the 2022 first quarter and contributed $7 in both the 2022 second quarter and third quarter to these two plans. Arconic expects to contribute a total of $8 to these two plans in the remainder of 2022.
The Company received $5 and $11 in the 2022 and 2021 nine-month period, respectively, related to a settlement agreement reached with a customer in March 2021. See Sales under Results of Operations above for additional information.
Financing Activities
Cash provided from financing activities was $1 in the 2022 nine-month period compared with $190 in the 2021 nine-month period. The source of cash in the 2022 nine-month period was principally due to $150 in net borrowings under the ABL Credit

Facility (see 2022 Debt Activity below) mostly offset by the repurchase of 4,863,672 shares of the Company’s common stock for $139 (see Share Repurchase Program below). In the 2021 nine-month period, the source of cash reflects $314 in net proceeds from the issuance of new indebtedness (see 2021 Debt Activity below), somewhat offset by $106 for the repurchase of 3,108,705 shares of the Company’s common stock (see Share Repurchase Program below).
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
On February 16, 2022, the Company’s ABL Credit Agreement was amended to increase the revolving commitments under the ABL Credit Facility to $1,200 from $800 (available balance as of September 30, 2022 was $1,039 – see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). Additionally, the accordion feature of the ABL Credit Facility was revised to provide for the Company to request a further increase to the revolving commitments in an aggregate principal amount equal to the greater of $350 and the excess of the borrowing base over the ABL Credit Facility commitments. Furthermore, the LIBOR-based floating interest rate was replaced with a term SOFR-based interest rate, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% per annum for SOFR-based borrowings with interest periods of one month, three months, or six months, respectively, under the ABL Credit Facility. Arconic paid $1 in upfront costs associated with these amendments.
In the 2022 nine-month period, the Company borrowed $250 and repaid $100 under the ABL Credit Facility. These borrowings were designated as SOFR loans with either an initial one-month or three-month interest period. Arconic may repay early or extend a part or all of these borrowings. In the 2022 third quarter and nine-month period, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 5.03% and 4.02%, respectively, and 74 days and 105 days, respectively.
In October 2022, the Company repaid an additional $50 of the outstanding borrowings under the ABL Credit Facility.
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
Share Repurchase Program—On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 and 2021 nine-month periods, Arconic repurchased 4,863,672 and 3,108,705, respectively, shares of the Company's common stock for $139 and $106, respectively, under this program (see Part II Item 2 in this Form 10-Q for additional information).
Investing Activities
Cash used for investing activities was $171 in the 2022 nine-month period compared with $125 in the 2021 nine-month period. The use of cash in the 2022 nine-month period was due to $175 in capital expenditures, mostly due to growth spend at the U.S. rolling mills. The use of cash in the 2021 nine-month period was due to $123 in capital expenditures, largely attributable to sustaining spend at the U.S. rolling mills.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
The ongoing conflict between Russia and Ukraine has resulted in continued geopolitical instability and disruption, which are likely to adversely affect our business, financial condition, results of operations or cash flows and our ability to complete the sale of our Russian operations.
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
We continue to fulfill existing obligations in accordance with applicable laws, regulations and international rules. In May 2022 we announced our intention to pursue a sale of our operations in Russia. Arconic has engaged with both the U.S. government and Russian government with the objective of executing a lawful sale of its Russian operations. The Company has had several interested parties in the process and is ultimately working towards completion of a sale of its Russian operations to a third party pursuant to a framework agreement, the closing of which is subject to the receipt of governmental approvals and other conditions and contingencies. See “Management’s Discussion and Analysis—Results of Operations—Legal Proceedings Involving our Russian Operations” and Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q. The extent of the impact of the reduction in our operations and the sale of our Russian operations, or of current or future actions taken by Russia, the U.S. or other governments, is not reasonably possible to predict, but could include, among other impacts: embargoes; expropriation or other loss (whether partial or full) of assets or property; restrictions on our operations, including plant idling or closure; an inability to obtain raw materials, equipment, parts, and other key supplies and services; continued reduction or cessation of our customers’ operations in Russia causing a decrease in demand for our products; increased inflationary pressures on raw materials and other supply chain costs; shipping and trade route restrictions; an increase in the frequency and severity of cyber attacks; volatility in currency exchange and interest rates; negative developments in the ongoing legal proceedings involving our facility in Samara, Russia; and additional adverse legal proceedings in Russia. The completion and timing of the sale of our Russian operations is subject to a number of risks, including, among other risks: our or the buyer’s ability to obtain necessary regulatory approvals to complete the sale, or any conditions imposed in connection with regulatory approval of the sale; our or the buyer’s ability to satisfy the conditions and contingencies related to the sale; and the ability of the buyer to access funding to timely complete the sale. In addition, the terms of the sale transaction may not reflect the fair value of the assets associated with our Russian operations, including the Samara facility, we may be unable to access or repatriate some or all of the proceeds of the sale or may incur significant taxes, fees or penalties associated with repatriation, and we may recognize significant charges related to the sale.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Legal Proceedings Involving our Russian Operations” for additional information regarding the proceedings involving our facility in Samara and the potential impact of the proceedings, or of a sale of our Russian operations, on our business.
In addition, the effects of the ongoing conflict between Russia and Ukraine, and the actions taken by governments or companies in response, could increase the likelihood or impact of any risks to our business, financial condition, results of operations or cash flows described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, including risks related to ongoing legal proceedings involving our facility in Samara, Russia; inflation, volatility in aluminum prices, energy prices and currency exchange rates; global operations; loss of customers; reduction in demand; intellectual property; disruption of facility operations; and cyber-security.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
July 1 - July 31, 2022	1,776,471	$28.35	1,776,471	$36,000,000
August 1 - August 31, 2022	1,257,192	$28.56	1,257,192	$—
September 1 - September 30, 2022	—	$—	—	$—
Total for quarter ended September 30, 2022	3,033,663		3,033,663
________________
*     On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 million over a two-year period expiring April 28, 2023. Repurchases under the program were made from time to time, as the Company deemed appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. This program was intended to comply with Rule 10b5-1 and all purchases were made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof.

Item 6. Exhibits.

10.1	Employment Letter Agreement between Arconic Corporation and Diana B. Perreiah, dated as of August 5, 2022
10.2	Employment Letter Agreement between Arconic Corporation and Robert L. Woodall, dated as of August 5, 2022
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Corporation

November 1, 2022	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

November 1, 2022	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)