Form 10-Q
period 2023-03-31
Arconic Corp
filed 2023-05-04
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 3, 2023, there were 100,246,576 shares of common stock, par value $0.01 per share, of the registrant outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions, projections, beliefs or opinions about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements relating to the condition of, or trends or developments in, the ground transportation, aerospace, building and construction, industrial, packaging and other end markets; Arconic’s future financial results, operating performance, working capital, cash flows, liquidity and financial position; cost savings and restructuring programs; Arconic’s strategies, outlook, business and financial prospects; share repurchases; costs associated with pension and other postretirement benefit plans; projected sources of cash flow; potential legal liability; the impact of inflationary price pressures; and the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Arconic’s control. Such risks and uncertainties include, but are not limited to:
•continuing uncertainty regarding the impact of the COVID-19 pandemic on our business and the businesses of our customers and suppliers;
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

•manufacturing difficulties or other issues that impact product performance, quality or safety, or timely delivery;
•the impact of pricing volatility in raw materials and inflationary pressures on our costs of production, including energy;
•a significant downturn in the business or financial condition of a key supplier or other supply chain disruptions;
•challenges to or infringements on our intellectual property rights;
•the inability to successfully implement or to realize the expected benefits of strategic initiatives or projects;
•the inability to identify or successfully respond to changing trends in our end markets;
•the impact of potential cyber attacks and information technology or data security breaches;
•geopolitical, economic, and regulatory risks relating to our global operations, including compliance with U.S. and foreign trade and tax laws and other regulations, potential expropriation of properties located outside the U.S., sanctions, tariffs, embargoes and renegotiation or nullification of existing agreements;
•the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation and compliance matters;
•the impact of the ongoing conflict between Russia and Ukraine on economic conditions in general and on our business and operations, including sanctions, tariffs, and increased energy prices;
•the timing, receipt, and terms and conditions of any required governmental and regulatory approvals of our proposed transaction with funds managed by affiliates of Apollo and Irenic (each as defined below) that could reduce anticipated benefits or cause the parties to abandon the proposed transaction;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction;
•the possibility that our stockholders may not approve the proposed transaction;
•the risk that the parties to the merger agreement be able to satisfy the conditions to the proposed transaction in a timely manner or at all;
•risks related to disruption of management time from ongoing business operations due to the proposed transaction;
•the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of our common stock;
•the risk of any unexpected costs or expenses resulting from the proposed transaction;
•the risk of any litigation relating to the proposed transaction;
•the risk that the proposed transaction and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders, and other business relationships and on our operating results and business generally; and
•the other risk factors summarized in our Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission.
The above list of factors is not exhaustive or necessarily in order of importance. Market projections are subject to the risks discussed above and in this report, and other risks in the market. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part II Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I Item 1A, “Risk Factors” in Arconic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

First quarter ended March 31,	2023	2022
Sales (C and D)	$1,929	$2,191
Cost of goods sold (exclusive of expenses below)	1,724	1,956
Selling, general administrative, and other expenses	72	65
Research and development expenses	9	9
Provision for depreciation and amortization	53	60
Restructuring and other charges (E)	—	5
Operating income	71	96
Interest expense	25	25
Other expenses, net (F)	11	17
Income before income taxes	35	54
Provision for income taxes (H)	10	12
Net income	25	42
Less: Net income attributable to noncontrolling interest (O)	—	—
Net income attributable to Arconic Corporation	$25	$42

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$0.25	$0.40
Diluted	$0.24	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest (O)		Total
First quarter ended March 31,	2023	2022	2023	2022	2023	2022
Net income	$25	$42	$—	$—	$25	$42
Other comprehensive income (loss), net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	4	58	—	—	4	58
Foreign currency translation adjustments	17	(7)	—	—	17	(7)
Net change in unrecognized losses on cash flow hedges	(11)	(70)	—	—	(11)	(70)
Total Other comprehensive income (loss), net of tax	10	(19)	—	—	10	(19)
Comprehensive income	$35	$23	$—	$—	$35	$23

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$197	$261
Receivables from customers, less allowances of $1 in both 2023 and 2022 (R)	926	791
Other receivables	153	183
Inventories (L)	1,662	1,622
Fair value of hedging instruments and derivatives (Q)	7	21
Prepaid expenses and other current assets (P)	141	124
Total current assets	3,086	3,002
Properties, plants, and equipment	7,014	6,957
Less: accumulated depreciation and amortization	4,651	4,596
Properties, plants, and equipment, net	2,363	2,361
Goodwill	294	292
Operating lease right-of-use assets (M)	117	115
Deferred income taxes	187	188
Other noncurrent assets	56	57
Total assets	$6,103	$6,015
Liabilities
Current liabilities:
Short-term debt (N)	$50	$—
Accounts payable, trade (R)	1,554	1,578
Accrued compensation and retirement costs	108	119
Taxes, including income taxes	36	43
Environmental remediation (P)	36	40
Operating lease liabilities (M)	35	34
Fair value of hedging instruments and derivatives (Q)	29	7
Other current liabilities (P)	177	150
Total current liabilities	2,025	1,971
Long-term debt	1,597	1,597
Accrued pension benefits	586	586
Accrued other postretirement benefits	297	302
Environmental remediation (P)	40	45
Operating lease liabilities (M)	84	83
Deferred income taxes	6	3
Other noncurrent liabilities	71	71
Total liabilities	4,706	4,658
Contingencies and commitments (P)
Stockholders’ Equity
Common stock	1	1
Additional capital	3,379	3,373
Accumulated deficit	(709)	(734)
Treasury stock (J)	(347)	(346)
Accumulated other comprehensive loss (K)	(927)	(937)
Total stockholders’ equity	1,397	1,357
Total liabilities and stockholders’ equity	$6,103	$6,015
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

Three months ended March 31,	2023	2022
Operating Activities
Net income	$25	$42
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	53	60
Deferred income taxes	20	(4)
Restructuring and other charges (E)	—	5
Net periodic pension benefit cost (G)	17	16
Stock-based compensation	6	5
Other	22	12
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (R)	(107)	(110)
(Increase) in inventories	(34)	(206)
(Increase) in prepaid expenses and other current assets	(24)	(10)
Increase in accounts payable, trade	5	116
(Decrease) in accrued expenses	(9)	(28)
(Decrease) Increase in taxes, including income taxes	(22)	1
Pension contributions	(10)	(4)
Decrease in noncurrent assets	8	1
Increase in noncurrent liabilities	11	1
Cash used for operations	(39)	(103)
Financing Activities
Net change in short term borrowings (original maturities of three months or less) (N)	50	100
Repurchases of common stock (J)	(1)	(16)
Other	—	(12)
Cash provided from financing activities	49	72
Investing Activities
Capital expenditures	(82)	(95)
Other	7	1
Cash used for investing activities	(75)	(94)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	—
Net change in cash and cash equivalents and restricted cash	(64)	(125)
Cash and cash equivalents and restricted cash at beginning of year	261	335
Cash and cash equivalents and restricted cash at end of period	$197	$210

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interest (O)	Total equity

Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$(1,111)	$14	$1,559
Net income	—	—	—	42	—	—	—	42
Other comprehensive loss (K)	—	—	—	—	—	(19)	—	(19)
Repurchases of common stock (J)	(505,982)	—	—	—	(16)	—	—	(16)
Stock-based compensation	963,522	—	5	—	—	—	—	5
Other	—	—	(10)	—	—	—	—	(10)
Balance at March 31, 2022	105,784,425	$1	$3,363	$(510)	$(177)	$(1,130)	$14	$1,561

Balance at December 31, 2022	99,432,194	$1	$3,373	$(734)	$(346)	$(937)	$—	$1,357
Net income	—	—	—	25	—	—	—	25
Other comprehensive income (K)	—	—	—	—	—	10	—	10
Repurchases of common stock (J)	(35,615)	—	—	—	(1)	—	—	(1)
Stock-based compensation	28,376	—	6	—	—	—	—	6
Balance at March 31, 2023	99,424,955	$1	$3,379	$(709)	$(347)	$(927)	$—	$1,397

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share and per metric ton amounts)
A.    Basis of Presentation
The interim Consolidated Financial Statements of Arconic Corporation and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes all disclosures required by GAAP. In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.
References in these Notes to “ParentCo” refer to Arconic Inc., a Delaware corporation, and its consolidated subsidiaries (through March 31, 2020, at which time it was renamed Howmet Aerospace Inc. (“Howmet”)). On April 1, 2020 (the “Separation Date”), ParentCo separated into two standalone, publicly-traded companies, Arconic Corporation and Howmet (the “Separation”). In connection with the Separation, as of March 31, 2020, the Company and Howmet entered into several agreements to effect the Separation, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Arconic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. Also, references in these Notes to “2016 Separation Transaction” refer to the November 1, 2016 separation of Alcoa Inc., a Pennsylvania corporation, into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation.

B.    Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2023, Arconic adopted changes issued by the Financial Accounting Standards Board (FASB) to the disclosure of supplier finance programs. The FASB issued this guidance to address a perceived lack of transparency about such programs, which may prevent an understanding by financial statement users of the effect these programs have on an entity’s working capital, liquidity, and cash flows. Supplier finance programs (also may be referred to as reverse factoring, payables finance, or structured payables arrangements) allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. Generally, a buyer (i) enters into an agreement with a finance provider or an intermediary to establish the program, (ii) purchases goods and services from suppliers with a promise to pay at a later date, and (iii) notifies the finance provider or intermediary of the supplier invoices that it has confirmed as valid. The suppliers may then request early payment directly from the finance provider or intermediary for those confirmed invoices. In the fiscal year of adoption, the guidance requires a buyer in a supplier finance program to disclose the following information in all reporting periods: (i) the key terms of the program, including a description of the payment terms and any assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary, and (ii) for the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the amount outstanding that remains unpaid by the buyer as of the end of the reporting period and a description of where those obligations are presented in the balance sheet. In subsequent years, only the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider or intermediary as of the end of the reporting period is required disclosure for interim periods while all the previously mentioned information is required disclosure for annual periods, including an incremental requirement to present a roll forward of the obligations, including the amount of obligations confirmed and the amount of obligations subsequently paid. The Company has an existing arrangement with a financial institution to make available this type of program to its suppliers. Other than disclosing the required information (see Note R), the adoption of this guidance did not have an impact on the Consolidated Financial Statements.
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire (see below). In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. In December 2022, the FASB extended the expiration of the optional expedients and exceptions to December 31, 2024. Through March 31, 2023, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company’s credit agreement, which previously provided a credit facility that was referenced to LIBOR in certain borrowing situations, was amended in February 2022 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) (see Note N). Management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and the Company’s consolidated totals are in Corporate.

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Ground Transportation	$738	$—	$26	$764
Building and Construction	39	308	—	347
Aerospace	242	—	66	308
Packaging	217	—	—	217
Industrial Products and Other	268	—	28	296
Total end-market revenue	$1,504	$308	$120	$1,932
2022
Ground Transportation	$726	$—	$29	$755
Building and Construction	84	291	—	375
Aerospace	167	—	43	210
Packaging	397	—	—	397
Industrial Products and Other	430	—	25	455
Total end-market revenue*	$1,804	$291	$97	$2,192
__________________
*In November 2022, Arconic completed the sale of all of its operations in Russia (see Note O), the results of which were previously reported in the Company’s Rolled Products segment. In the 2022 first quarter, Third-party sales for the Rolled Products segment included $233 related to these former operations.
In the first quarter of 2023 and 2022, the average aluminum price per metric ton was $3,016 and $4,061, respectively, consisting of the London Metal Exchange aluminum price and the Midwest premium (United States).

D.    Segment and Related Information
Arconic’s profit or loss measure for its reportable segments is Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization). The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus each of (i) Cost of goods sold, (ii) Selling, general administrative, and other expenses, and (iii) Research and development expenses, plus each of (i) Stock-based compensation expense, (ii) Metal price lag, and (iii) Unrealized (gains) losses on mark-to-market hedging instruments and derivatives. Arconic’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies’ reportable segments.
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

First quarter ended March 31,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Sales:
Third-party sales	$1,504	$308	$120	$1,932
Intersegment sales	11	—	—	11
Total sales	$1,515	$308	$120	$1,943
Segment Adjusted EBITDA	$117	$54	$(4)	$167
Provision for depreciation and amortization	$42	$4	$3	$49
2022
Sales:
Third-party sales*	$1,804	$291	$97	$2,192
Intersegment sales	12	—	1	13
Total sales	$1,816	$291	$98	$2,205
Segment Adjusted EBITDA*	$176	$44	$(5)	$215
Provision for depreciation and amortization	$48	$4	$4	$56

__________________
*    In November 2022, Arconic completed the sale of all of its operations in Russia (see Note O), the results of which were previously reported in the Company’s Rolled Products segment. In the 2022 first quarter, Third-party sales and Segment Adjusted EBITDA for the Rolled Products segment included $233 and $18, respectively, related to these former operations.

The following table reconciles total Segment Adjusted EBITDA to consolidated net income attributable to Arconic Corporation:

First quarter ended March 31,	2023	2022
Total Segment Adjusted EBITDA	$167	$215
Unallocated amounts:
Corporate expenses(1)	(9)	(9)
Stock-based compensation expense	(6)	(5)
Metal price lag(2)	—	(36)
Unrealized (losses) gains on mark-to-market hedging instruments and derivatives (Q)	(20)	2
Provision for depreciation and amortization	(53)	(60)
Restructuring and other charges (E)	—	(5)
Other(3)	(8)	(6)
Operating income	71	96
Interest expense	(25)	(25)
Other expenses, net (F)	(11)	(17)
Provision for income taxes (H)	(10)	(12)
Net income attributable to noncontrolling interest (O)	—	—
Consolidated net income attributable to Arconic Corporation	$25	$42

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

E.    Restructuring and Other Charges
In the 2022 first quarter Arconic recorded Restructuring and other charges of $5, which were comprised of the following components: a $4 charge related to several legacy non-U.S. matters, including $1 for an environmental remediation obligation related to Italy and $1 for the full settlement of certain employee retirement benefits related to Brazil (see Note G); and a $1 charge related to idling certain operations in the Extrusions segment (actions initiated in 2021).
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

First quarter ended March 31,	2023	2022
Rolled Products	$—	$—
Building and Construction Systems	—	—
Extrusions	—	1
Segment total	—	1
Corporate	—	4
	$—	$5

F.    Other Expenses, Net

First quarter ended March 31,	2023	2022
Non-service costs — Pension and OPEB (G)	17	14
Foreign currency losses, net	—	6
Other, net	(6)	(3)
	$11	$17

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans were as follows:

First quarter ended March 31,	2023	2022
Pension benefits
Service cost	$3	$5
Interest cost	26	16
Expected return on plan assets	(23)	(24)
Amortization of net actuarial loss	10	19
Amortization of prior service cost	1	—
Settlements	—	1
Net periodic benefit cost*	$17	$17

Other postretirement benefits
Service cost	$1	$1
Interest cost	4	3
Amortization of net actuarial loss	1	2
Amortization of prior service benefit	(2)	(2)
Net periodic benefit cost*	$4	$4
_____________________
*    Service cost was reported in Cost of goods sold, Settlements were reported in Restructuring and other charges, and all other components were reported in Other expenses, net on the accompanying Statement of Consolidated Operations.

H.    Income Taxes
Arconic’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pretax ordinary income or loss. The tax impacts of unusual or infrequently occurring items, including changes in judgment about the realizability of deferred tax assets in future years and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pretax losses.
For the 2023 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 28.6%. This rate differs by 7.6 percentage points from the U.S. federal statutory rate of 21.0% primarily due to the state tax impact of domestic taxable income, U.S. tax on foreign earnings, non-deductible costs, and foreign losses benefited in lower rate jurisdictions, partially offset by a valuation allowance release for a capital loss carryforward and non-taxable income. In the 2023 first quarter, Arconic realized capital gain income supporting the utilization of the capital loss carryforward.
For the 2022 first quarter, the estimated annual effective tax rate, before discrete items, applied to ordinary loss was 27.8%. This rate differs by 6.8 percentage points from the U.S. federal statutory rate of 21.0% primarily due to estimated U.S. tax on global intangible low-taxed income, non-deductible costs, the state tax impact of domestic taxable income, foreign losses in jurisdictions subject to existing valuation allowances, and U.S. tax on foreign earnings, partially offset by foreign income taxed in lower rate jurisdictions.
The effective tax rate including discrete items was 28.6% in the 2023 first quarter and 22.2% in the 2022 first quarter.
The following table presents the components of Provision for income taxes:

First quarter ended March 31,	2023	2022
Pretax ordinary income at estimated annual effective tax rate	$10	$15
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	1
Discrete items	—	(4)
Provision for income taxes	$10	$12
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
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

First quarter ended March 31,	2023	2022
Weighted-average shares outstanding – basic	99.4	105.4
Effect of dilutive share equivalents:
Stock units	2.7	3.0
Stock options	—	0.1
Weighted-average shares outstanding – diluted	102.1	108.5

Anti-dilutive share equivalents:
Stock units	—	—
Stock options*:
In-the-money	—	—
Out-of-the-money	—	—
	—	—
_____________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of March 31, 2023 and March 31, 2022, there were 0.2 million and 0.3 million, respectively, out-of-the-money stock options outstanding with a weighted-average exercise price of $31.19 and $31.48, respectively.

J.     Preferred and Common Stock
On November 16, 2022, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $200 over a two-year period expiring November 17, 2024. Repurchases under the program may be made from time to time, as the Company deems appropriate, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will purchase. The share repurchase program may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation, the timing, price, and volume restrictions thereof. In the 2023 first quarter, Arconic repurchased 35,615 shares of the Company’s common stock for $1 under this program. Cumulatively, Arconic has repurchased 2,107,450 shares of the Company’s common stock for $47 since the program’s inception.
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 first quarter, Arconic repurchased 505,982 shares of the Company's common stock for $16 under this program. Cumulatively, Arconic repurchased 9,776,177 shares of the Company’s common stock for $300 since the program’s inception, resulting in completion of the total authorization under this program in August 2022. In connection with the establishment of the new repurchase program (see above), this repurchase program was terminated. Repurchases under the program were made from time to time, as the Company deemed appropriate, solely through open market repurchases effected through a broker dealer, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. This program was intended to comply with Rule 10b5-1 and all purchases were made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof.

K.    Accumulated Other Comprehensive Loss
The following table presents the activity of the three components that comprise Accumulated other comprehensive loss for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

First quarter ended March 31,	2023	2022
Pension and other postretirement benefits (G)
Balance at beginning of period	$(892)	$(1,121)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(1)	55
Tax expense	(1)	(12)
Total Other comprehensive (loss) income before reclassifications, net of tax	(2)	43
Amortization of net actuarial loss and prior service cost/benefit(1)	10	20
Tax expense(2)	(4)	(5)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	6	15
Total Other comprehensive income	4	58
Balance at end of period	$(888)	$(1,063)
Foreign currency translation
Balance at beginning of period	$(51)	$25
Other comprehensive income (loss)(3)	17	(7)
Balance at end of period	$(34)	$18
Cash flow hedges (Q)
Balance at beginning of period	$6	$(15)
Other comprehensive loss:
Net change from periodic revaluations	(21)	(143)
Tax benefit	5	33
Total Other comprehensive loss before reclassifications, net of tax	(16)	(110)
Net amount reclassified to earnings:
Aluminum(4)	1	53
Energy(4)	5	—
Sub-total	6	53
Tax expense(2)	(1)	(13)
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(5)	5	40
Total Other comprehensive loss	(11)	(70)
Balance at end of period	$(5)	$(85)
Accumulated other comprehensive loss	$(927)	$(1,130)
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

L.    Inventories

	March 31, 2023	December 31, 2022
Finished goods	$344	$343
Work-in-process	1,143	1,106
Purchased raw materials	118	118
Operating supplies	57	55
	$1,662	$1,622

M.    Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $13 in the first quarter of 2023 and 2022, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter of 2023 and 2022 were $9 and $11, respectively.
Future minimum contractual operating lease obligations were as follows:

March 31, 2023
2023	$32
2024	34
2025	26
2026	18
2027	8
Thereafter	21
Total lease payments	$139
Less: imputed interest	20
Present value of lease liabilities	$119

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at March 31, 2023 and December 31, 2022 was 5.1 years and 5.2 years, respectively, and 6.5% and 6.3%, respectively.

N.    Debt
Arconic maintains a five-year credit agreement, dated May 13, 2020, with a syndicate of lenders named therein and Deutsche Bank AG New York Branch as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a $1,200 senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to be used, generally, for working capital or other general corporate purposes. See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on February 21, 2023) for additional information related to the ABL Credit Agreement.
In the 2023 first quarter, the Company borrowed $150 and repaid $100 under the ABL Credit Facility. These borrowings were designated as SOFR loans with an initial one-month interest period. Arconic may repay early or extend a part or all of these borrowings. In the 2023 first quarter, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 6.5% and 30 days, respectively. In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. As of March 31, 2022, the applicable rate on this borrowing was 2.50%.
Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of March 31, 2023, the available balance was $1,134 (net of outstanding borrowings of $50 and letters of credit of $16).

O.    Acquisitions and Divestitures
Russia.   On November 15, 2022, Arconic completed the sale of all of its operations in Russia to Promishlennie Investitsii LLC, the majority owner of VSMPO-AVISMA Corporation. The legal form of the transaction was a stock sale of all the Company’s Russian subsidiaries. At that time, VSMPO-AVISMA owned a limited portion of one of these legal entities, which was reported as Noncontrolling interest in the accompanying Consolidated Financial Statements prior to consummation of the sale transaction. See Note S to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on February 21, 2023) for additional information related to this transaction.
Arconic’s former operations in Russia were comprised of one principal location in Samara, which manufactured sheet, plate, extrusions, and forgings across all of the Company’s end markets. Prior to the sale transaction, the operating results of Arconic’s former operations in Russia were reported in the Company’s Rolled Products segment. The following table presents selected financial information related to Arconic’s former operations in Russia:

First quarter ended March 31,	2022
Third-party sales*	233
Segment Adjusted EBITDA	18
_____________________
*Third-party sales include aluminum products manufactured at the Company’s former plant in Russia and sold through Arconic’s international selling company located in Hungary.
Building and Construction Systems.   On June 6, 2022, the Company announced that it was evaluating strategic options for the businesses that comprise the Building and Constructions Systems segment, including exploring a sale of its architectural systems business (Kawneer® brand). Subsequent to this announcement, Arconic initiated a sale process with respect to its architectural systems business, which has six principal locations in the United States, Canada, and Europe. Products manufactured under the Kawneer brand include windows, doors, and curtain walls. This business generated third-party sales of approximately $970 in 2022 and had approximately 2,800 employees as of March 31, 2023.
On August 2, 2022, the Company announced a pause in the sale process of this business due to unfavorable economic conditions, particularly uncertainty in the debt markets. This business will remain classified as held and in-use in Arconic’s Consolidated Financial Statements and will continue to be reported within the Building and Construction Systems segment.

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
The Company’s remediation reserve balance was $76 and $85 (of which $36 and $40, respectively, was classified as a current liability) at March 31, 2023 and December 31, 2022, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2023 first quarter, the Company recorded a charge of $1 (recorded in Cost of goods sold) and increased the remediation reserve by the same amount related to the estimated costs of future operations, maintenance, and monitoring activities at several sites.
Payments related to remediation expenses applied against the reserve were $10 in the 2023 first quarter, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
The following description provides details regarding the Company's largest reserve (next largest is $6), which relates to one of Arconic's current operating locations.
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
In March 2022, an ice jam event occurred in a section of the river where the cap was installed. The ice accumulation caused a blockage in the river that restricted flow, which resulted in high forces being placed on the bottom sediments as the river worked its way through the obstruction. Once the ice cleared and it was safe to enter the river, Arconic investigated and analyzed the cap for any damage. It was determined that portions of the cap were damaged and there was disturbance to the underlying sediments. As a result, over the next several months, the Company performed extensive environmental, geotechnical, and ice modeling investigations to support the preparation of a proposed plan to repair the damaged cap and contain the exposed sediment. These activities were completed in September 2022 and led to a completed design and estimated cost of $22 for the proposed repair remedy, which included consideration of a temporary work stoppage due to the winter season extending the repair work into 2023 and the impact of cost inflation for labor and materials. Arconic’s existing reserve included consideration of potential future cap repairs given the magnitude and nature of the previously completed remediation project. As a result, in 2022, the Company increased the reserve balance for this matter by $13 for the incremental amount needed to cover the estimated cost of the proposed plan. On October 3, 2022, Arconic submitted an Analysis of Alternatives report to the EPA setting forth four potential remedies, including the Company’s proposed plan. On December 22, 2022, at the EPA’s request, Arconic submitted a revised Analysis of Alternatives report to address two additional repair remedies for a total of six potential alternatives. Arconic is now waiting on the EPA’s response, but continues to maintain an active dialogue with the EPA, as well as other stakeholders, all in support of the EPA making a final decision, which the Company expects in the near term. Arconic’s proposed remedy is consistent with the Record of Decision issued for the original remediation project (see above). In advance of the EPA’s decision, the Company performed a portion of the work associated with its proposed remedy in order to reduce the environmental risk associated with the exposed sediments. This work was completed by the end of November 2022.
As the project progresses, further changes to the reserve may be required due to factors such as, among others, the EPA’s selection of a remedy that differs from Arconic’s proposed plan, additional changes in other remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At March 31, 2023 and December 31, 2022, the reserve balance associated with this matter was $31 and $38, respectively. Timing of expenditures is contingent on the EPA’s decision with respect to the repair remedy and the subsequent mobilization of third-party contractors.
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
United Kingdom Litigation.
Claims brought by Survivors and Estates of Decedents
Beginning in 2020, multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire comprised of approximately 1,000 claimants filed claims in the U.K. arising from that fire against numerous defendants including AAP SAS, Arconic Corporation, Howmet Aerospace Inc., and other defendants. These claims were consolidated and stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. The substantial majority of these suits were settled in the first quarter of 2023 pursuant to the terms of a confidential settlement agreement and are now discontinued and closed. Those suits that have not settled are the subject of ongoing alternate dispute resolution discussions though there is no certainty that such discussions will result in any settlement. The suits that remain are stayed until the next case management conference, which will be heard on June 27, 2023. At December 31, 2022, based on a potential settlement of these suits, Arconic had recorded a reserve of $61 for its share of a settlement and a related receivable of $53 for costs to be covered by insurance proceeds. The reserve was reported in Other current liabilities and the receivable was reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. In the 2023 first quarter, the Company paid $43 for legal settlements applied against the reserve and received insurance proceeds of $41.
Claims brought by Emergency Responders
Beginning in 2020, multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire comprised of approximately 150 claimants filed claims against AAP SAS and other defendants in the London High Court arising out of the fire. These claims were consolidated and stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. Those alternate dispute resolutions discussions are ongoing though there is no certainty that such discussions will result in any settlement. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in the above-referenced disputes. The next case management conference is scheduled for June 27, 2023.
Claim brought by Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd.
In 2020, a claim was issued by the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd against AAP SAS and other defendants seeking damages in respect of their own losses and/or a contribution to the extent that they are found to be liable by the London High Court for any losses arising out of the Grenfell Tower fire. These claims were stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. Those alternate dispute resolutions discussions are ongoing though there is no certainty that such discussions will result in any settlement. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in the above-referenced disputes. The next case management conference is scheduled for June 27, 2023.
United States Litigation.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc., and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “ParentCo Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the ParentCo Defendants knowingly supplied a dangerous product (Reynobond PE) for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The ParentCo Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the ParentCo Defendants moved to dismiss the complaint on the bases, among other things, that the case should be heard in the United Kingdom, not the United States. On September 16, 2020, the Court issued an order granting ParentCo Defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs appealed this judgment and ParentCo Defendants cross-appealed one of the conditions. On July 8, 2022, the Third Circuit decided the appeal in the Behrens matter in the ParentCo Defendants’ favor and invalidated one of the trial court’s dismissal conditions that would have left open the possibility for plaintiffs to return to the United States for a trial on damages. On January 5, 2023, the plaintiffs filed a petition seeking review in the U.S. Supreme Court. The Supreme Court denied that petition on February 21, 2023. This case is fully dismissed and closed.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. The Court held a status conference on September 14, 2022, and on December 2, 2022, the Court issued an initial Case Management Order (“CMO”) setting forth dates for class certification briefing and discovery. In March 2023, following successive mediation sessions, the parties reached a settlement in principle that remains subject to court approval and, among other things, is to be covered by insurance proceeds, in exchange for the dismissal of the action and a release of all claims against the defendants. The settlement is without admission of fault or wrongdoing by the defendants. Plaintiffs filed a Stipulation of Settlement, a motion to preliminarily approve the settlement, and related papers with the court on April 21, 2023. On May 2, 2023, the court issued an order granting plaintiffs’ motion to preliminarily approve the settlement and setting August 9, 2023 as the date of the final settlement approval hearing. At March 31, 2023, Arconic recorded a $74 charge to Costs of goods sold to establish a reserve for the settlement and a $74 benefit to Cost of goods sold for a related receivable for costs to be covered by insurance proceeds. The reserve was reported in Other current liabilities and the receivable was reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.
Raul v. Albaugh, et al. On June 22, 2018, a derivative complaint was filed nominally on behalf of ParentCo by a purported ParentCo stockholder against the then members of ParentCo’s Board of Directors and Klaus Kleinfeld and Ken Giacobbe, naming ParentCo as a nominal defendant, in the United States District Court for the District of Delaware. The complaint raises similar allegations as the consolidated amended complaint and second amended complaint in Howard, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses and asserts claims under Section 14(a) of the Securities Exchange Act of 1934, as amended, and Delaware state law. On July 13, 2018, the parties filed a stipulation agreeing to stay this case until the final resolution of the Howard case, the Grenfell Tower Public Inquiry in London, and the investigation by the Police and on July 23, 2018, the Court approved the stay. Given the preliminary nature of this matter and the uncertainty of litigation, Arconic Corporation cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
Other. In 2018, Arconic entered into a consent order with the Iowa Department of Natural Resources (IDNR) to address overflows of stormwater combined with untreated process water from the Company’s Davenport plant which the IDNR alleged were unlawful bypasses prohibited by the facility’s wastewater discharge permit. These overflows occurred during periodic storm events which Arconic timely reported to the IDNR. The consent order required the Company to submit a feasibility study by November 1, 2022 evaluating the reasonableness, estimated cost, impact, and overall feasibility of all actions that could be implemented to avoid unlawful bypasses from occurring in the future. After conducting extensive monitoring, analysis, and investigative work, the Company submitted the feasibility study to the IDNR in October 2022. Arconic’s recommended approach, as documented in the feasibility study, consists of amending its wastewater discharge permit and constructing certain improvements to stormwater and process water systems expecting to result in estimated future capital expenditures of approximately $25 to $30, assuming Arconic’s approach is approved. In 2022, the Company established a reserve of $0.5 to cover future operating expenses associated with this proposed approach. On February 23, 2023, the IDNR informed Arconic of a regulatory approach that differs from Arconic’s proposed approach but that will require similar improvements. The Company now must submit a project schedule based on the IDNR’s approach by October 30, 2023. The consent order requires the Company to implement the approved remedy by November 1, 2028. Approval of a final remedy by the IDNR may result in additional expenditure and/or liability.
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$197	$197	$261	$261
Hedging instruments and derivatives - assets	7	7	21	21
Short-term debt	50	50	—	—
Hedging instruments and derivatives - liabilities	29	29	8	8
Long-term debt	1,597	1,595	1,597	1,539
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
Hedging instruments and derivatives. Arconic is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. Information regarding the Company’s exposure to risks of changing commodity prices is described below.
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
Separately, Arconic has several natural gas supply contracts that are treated as derivatives for accounting purposes as they failed to qualify for the normal purchase normal sale exception due to net settlement provisions. These derivatives also do not qualify for hedge accounting. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes.
The following table presents the fair value and amount of underlying by type for all hedging instruments and derivatives:

	March 31, 2023			December 31, 2022
Assets
Cash flow hedges
Aluminum	$—	2	kmt	$—	17	kmt
Alloying materials*	(1)	1	kmt	(1)	1	kmt
Marked-to-market
Aluminum	4	137	kmt	6	60	kmt
Energy	4	5.9	MMBtu	16	12.1	MMBtu
	$7			$21

Liabilities
Cash flow hedges
Aluminum*	$(7)	337	kmt	$(14)	368	kmt
Energy	14	2.3	MMBtu	5	6.3	MMBtu
Alloying materials	—	2	kmt	1	3	kmt
Marked-to-market
Aluminum	15	113	kmt	12	53	kmt
Energy	7	3.8	MMBtu	4	0.6	MMBtu
	$29			$8
__________________
*The hedging instruments are classified as assets or liabilities based on the overall position of all instruments held with respective counterparties.

The following table presents the unrealized and realized gains and losses associated with those hedging instruments designated as cash flow hedges:

First quarter ended March 31,	2023	2022
Unrealized
Other comprehensive loss
Aluminum	$(9)	$(156)
Energy	(13)	13
Alloying materials	1	—
	$(21)	$(143)

Realized*
Sales
Aluminum	$(1)	$(54)
Cost of goods sold
Aluminum	—	(1)
Energy	5	—
	$(6)	$(53)
__________________
*In all periods presented, these amounts were reclassified from Accumulated other comprehensive loss (see Note K).
The following table presents the unrealized and realized gains and losses associated with those hedging instruments that do not qualify for hedge accounting and derivatives:

First quarter ended March 31,	2023	2022
Unrealized
Sales
Aluminum	$(5)	$2
Cost of goods sold
Energy*	15	(3)
	$(20)	$5
Realized
Sales
Aluminum	$4	$(2)
Cost of goods sold
Energy	1	—
	$3	$(2)
__________________
*In the 2022 first quarter, the Company recorded a net gain of $3 in Cost of goods sold related to the unrealized impact associated with the change in the estimated fair value of natural gas supply contracts determined to be derivatives. This amount was comprised of an unrealized loss of $5 for the 2022 first quarter, an unrealized gain of $6 for the 2021 annual period, and an unrealized gain of $2 for the 2020 fourth quarter. The out-of-period amounts were not material to any interim or annual period.
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

R. Working Capital Programs
Receivables. Arconic has two separate arrangements, each with a single financial institution, to sell certain customer receivables outright without recourse on a continuous basis. All such sales are at the Company’s discretion. The first arrangement, which was executed in January 2022, relates to certain of Arconic’s U.S. operations and automatically renews each year unless terminated in accordance with the provisions of the underlying purchase agreement. The second arrangement, which was executed in July 2022, relates to certain of the Company’s European operations. Under both arrangements, Arconic serves in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the respective financial institution. Accordingly, upon the sale of customer receivables to the financial institutions, the Company removes the underlying trade receivables from its Consolidated Balance Sheet and includes the reduction as a positive amount in the (Increase) in receivables line item within Operating Activities on its Statement of Consolidated Cash Flows. At no time can the outstanding balance due to the respective financial institution exceed $225 and $46 (€42.5) for the U.S. and European, respectively, arrangements. In the 2023 first quarter, Arconic sold customer receivables of $151, collected cash from customers of $129, and remitted cash collections to the financial institutions of $116. The $13 of cash collections yet to be remitted to the financial institutions was included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2023. In the first quarter of 2022, the Company sold customer receivables of $221 and remitted cash collections to the financial institution of $158 under the U.S. arrangement.
Supplier Finance Program. Arconic has an existing arrangement (capacity of approximately $250) with a financial institution to make available a finance program to the Company’s suppliers. Under this program, Arconic agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the respective original maturity date of the invoices. The supplier invoices that have been confirmed as valid under the program require payment in full within no more than 120 days of the invoice date. The Company or the financial institution may terminate the arrangement upon at least 30 days’ notice. Arconic does not determine the terms or conditions of the arrangement between the financial institution and the suppliers nor does the Company participate in the transactions between its suppliers and the financial institution. As of March 31, 2023 and December 31, 2022, Arconic had outstanding obligations of $117 and $124, respectively, which have been confirmed as valid to the financial institution, under this program. These outstanding obligations were reported in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

S.    Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
In between March 31, 2023 and May 4, 2023, there were developments in the Howard v. Arconic Inc. et al. litigation matter (see Reynobond PE under Litigation in Note P).
Proposed Merger. On May 4, 2023, Arconic entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”) in an all-cash transaction that values Arconic at an enterprise value of approximately $5.2 billion. The transaction includes a minority investment from funds managed by affiliates of Irenic Capital Management LP (“Irenic”). On the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will receive $30.00 per share in cash in exchange for each share of outstanding common stock. The transaction is expected to close in the second half of 2023, subject to customary closing conditions, including approval by the Company’s stockholders. Upon the closing of the transaction, Arconic will operate as a privately-held company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per-share amounts; shipments in thousands of metric tons (kmt))
Proposed Merger
On May 4, 2023, Arconic entered into an Agreement and Plan of Merger to be acquired by funds managed by affiliates of Apollo in an all-cash transaction that values Arconic at an enterprise value of approximately $5.2 billion. The transaction includes a minority investment from funds managed by affiliates of Irenic. On the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will receive $30.00 per share in cash in exchange for each share of outstanding common stock. The transaction is expected to close in the second half of 2023, subject to customary closing conditions, including approval by the Company’s stockholders. Upon the closing of the transaction, Arconic will operate as a privately-held company.
Results of Operations
Outlook
Management has revised certain expectations for sales by major end market, from what had been previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Consistent with the disclosure included in the Form 10-K, the revised expectations do not include the impact of changes in aluminum prices.
•Ground Transportation: our sales outlook is relatively flat to an increase of approximately 5% (unchanged in 2023 first quarter) in 2023 compared with 2022 driven by continued strength in North American automotive, offset partly by weakness in European commercial transportation.
•Industrial Products: we lowered our sales outlook to reflect anticipated growth of approximately (5)% to 5% (versus prior expectation of relatively flat to 10%) in 2023 compared with 2022 due to continued softness in European demand and modest softening in North American demand.
•Building and Construction: our sales outlook is relatively flat to an increase of approximately 5% (unchanged in 2023 first quarter) in 2023 compared with 2022 driven by stable North American non-residential construction activity and expected improvement in European demand weakness in the second half of the year.
•Packaging: our sales outlook is an increase of approximately 5% to 10% (unchanged in 2023 first quarter) in 2023 compared with 2022 driven by expected growth in North American can sheet production.
•Aerospace: we raised our sales outlook to reflect anticipated growth of approximately 30% to 35% (versus prior expectation of 25% to 30%) in 2023 compared with 2022 due to a continued increase in production rates of large commercial aircraft by original equipment manufacturers.

Earnings Summary
Sales.   Sales were $1,929 in the 2023 first quarter compared to $2,191 in the 2022 first quarter. The decrease of $262, or 12%, was primarily due to the absence of sales ($233 in the 2022 first quarter) from Arconic’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q) and lower aluminum prices, somewhat offset by favorable impacts from product pricing and product mix.
Cost of goods sold.   COGS was $1,724, or 89.4% of Sales, in the 2023 first quarter compared to $1,956, or 89.3% of Sales, in the 2022 first quarter. The percentage was negatively impacted by higher costs for materials, labor and energy, and the carryover impact of the operational issues in the 2022 fourth quarter on the moving average costs of Arconic’s North America rolling mills in the 2023 first quarter. These negative impacts were partially offset by favorable product pricing.
Selling, general administrative, and other expenses.   SG&A expenses were $72, or 3.7% of Sales, in the 2023 first quarter compared to $65, or 3.0% of Sales, in the 2022 first quarter. The increase of $7, or 11%, was mostly due to increases in legal fees and stock-based employee compensation expense.
Provision for depreciation and amortization.   D&A was $53 in the 2023 first quarter compared to $60 in the 2022 first quarter. The decrease of $7, or 12%, was mainly due to the absence of depreciation resulting from the sale of Arconic’s operations in Russia in the 2022 fourth quarter ($6 – see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q) and a decrease in amortization related to intangible assets.

Restructuring and other charges.   Restructuring and other charges were not material in the 2023 first quarter and $5 in the 2022 first quarter. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Other expenses, net.   Other expenses, net was $11 in the 2023 first quarter and $17 in the 2022 first quarter. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Provision for income taxes.   The Company’s effective tax rate, including discrete items, was 28.6% in the 2023 first quarter and 22.2% in the 2022 first quarter. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
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
Rolled Products

First quarter ended March 31,	2023	2022
Third-party sales	$1,504	$1,804
Intersegment sales	11	12
Total sales	$1,515	$1,816
Segment Adjusted EBITDA	$117	$176
Third-party aluminum shipments (kmt)	285	347
Third-party sales for the Rolled Products segment decreased $300, or 17%, in the 2023 first quarter compared to the same period in 2022. The decrease was primarily due to the absence of sales ($233 in the 2022 first quarter) from this segment’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), as well as lower aluminum prices (see below), a net decrease in volumes of the ongoing operations (see below), and unfavorable foreign currency movements due to a weaker euro. These negative impacts were somewhat offset by favorable product mix driven by aerospace and price increases across most end markets.
The lower aluminum prices were mostly driven by a 27% decrease in the average LME aluminum price and a decline in regional premiums, including a 22% decrease in the average Midwest premium (United States).
The net decrease in volumes of the ongoing operations in the 2023 first quarter compared with the 2022 first quarter was mostly due to a decline in the industrial products end market caused by lower demand. This lower volume was mostly offset by improvements in the aerospace, automotive component of ground transportation, and packaging end markets. Higher volume associated with the aerospace end market was driven by continued recovery from the COVID-19 pandemic. An improvement in volume for the automotive component of ground transportation was due to recovery from the global semiconductor chip shortage. Volume related to the packaging end market increased as the can sheet operation at the Tennessee rolling mill ramped up by the end of the 2022 second quarter.
Segment Adjusted EBITDA for this segment decreased $59, or 34%, in the 2023 first quarter compared with the corresponding period in 2022. The decline was principally related to the carryover impact of the operational issues in the 2022 fourth quarter on the moving average costs of the North America rolling mills in the 2023 first quarter, higher input costs due to inflation, increased expenses for labor as this segment increased its workforce to address current and future volume growth, and the absence of the contribution made in the 2022 first quarter ($18) by this segment’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). These negative impacts were partially offset by customer price increases due to adjustments for inflation impacts and favorable product mix.

Building and Construction Systems

First quarter ended March 31,	2023	2022
Third-party sales	$308	$291
Segment Adjusted EBITDA	$54	$44
Third-party sales for the Building and Construction Systems segment increased $17, or 6%, in the 2023 first quarter compared to the same period in 2022. The improvement was mostly attributable to multiple product price increases implemented in 2021 and the 2022 first quarter across the entire portfolio to address inflationary cost pressures, partially offset by a decrease in volumes across the entire portfolio.
Segment Adjusted EBITDA for this segment increased $10, or 23%, in the 2023 first quarter compared with the corresponding period in 2022. The improvement was primarily related to favorable product pricing, partially offset by higher costs for alloying materials, maintenance, and transportation, all due to inflation.
The Company was evaluating strategic options for the businesses that comprise the Building and Construction Systems segment. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Extrusions

First quarter ended March 31,	2023	2022
Third-party sales	$120	$97
Segment Adjusted EBITDA	$(4)	$(5)
Third-party aluminum shipments (kmt)	10	10
Third-party sales for the Extrusions segment increased $23, or 24%, in the 2023 first quarter compared to the same period in 2022. The improvement was principally the result of favorable product mix, primarily due to higher volumes for aerospace as well as price increases to offset higher input costs.
Segment Adjusted EBITDA for this segment increased $1, or 20%, in the 2023 first quarter compared with the corresponding period in 2022. The increase was mainly attributable to the realization of previous customer price increases and favorable product mix, mostly offset by increased spending on equipment repairs and outside services and higher costs for both alloying metal and increased labor to support the aerospace recovery.
Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Arconic Corporation

	First quarter ended March 31,
	2023	2022
Total Segment Adjusted EBITDA	$167	$215
Unallocated amounts:
Corporate expenses(1)	(9)	(9)
Stock-based compensation expense	(6)	(5)
Metal price lag(2)	—	(36)
Unrealized (losses) gains on mark-to-market hedging instruments and derivatives	(20)	2
Provision for depreciation and amortization	(53)	(60)
Restructuring and other charges	—	(5)
Other(3)	(8)	(6)
Operating income	71	96
Interest expense	(25)	(25)
Other expenses, net	(11)	(17)
Provision for income taxes	(10)	(12)
Net income attributable to noncontrolling interest	—	—
Consolidated net income attributable to Arconic Corporation	$25	$42
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
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating Activities
Cash used for operations was $39 in the 2023 three-month period compared with cash used for operations of $103 in the 2022 three-month period.
In the 2023 three-month period, cash used for operations was mostly comprised of an unfavorable change in working capital of $191, partially offset by a positive add-back for non-cash transactions in earnings of $118 and net income of $25. The unfavorable change in working capital includes a benefit of $22 related to customer receivables sold to two financial institutions where the underlying trade receivables were uncollected as of March 31, 2023 (see Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q).
In the 2022 three-month period, cash used for operations was mostly comprised of an unfavorable change in working capital of $237, partially offset by a positive add-back for non-cash transactions in earnings of $94 and net income of $42. The impact in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums.
Financing Activities
Cash provided from financing activities was $49 in the 2023 three-month period compared with $72 in the 2022 three-month period. The source of cash in the 2023 three-month period was due to $50 in net borrowings under the ABL Credit Facility (see Debt Activity below), slightly offset by the repurchase of 35,615 shares of the Company’s common stock for $1 (see Share Repurchase Programs below). In the 2022 three-month period, the source of cash reflects $100 borrowed under the ABL Credit Facility (see Debt Activity below), somewhat offset by $16 for the repurchase of 505,982 shares of the Company’s common stock (see Share Repurchase Programs below).
Debt Activity—Arconic maintains a five-year credit agreement, dated May 13, 2020, with a syndicate of lenders named therein and Deutsche Bank AG New York Branch as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a $1,200 senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to be used, generally, for working capital or other general corporate purposes (available balance as of March 31, 2023 was $1,134 – see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on February 21, 2023) for additional information related to the ABL Credit Agreement.
In the 2023 three-month period, the Company borrowed $150 and repaid $100 under the ABL Credit Facility. These borrowings were designated as Secured Overnight Financing Rate (SOFR) loans with an initial one-month interest period. Arconic may repay early or extend a part or all of these borrowings. In the 2023 three-month period, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 6.5% and 30 days, respectively. In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. As of March 31, 2022, the applicable rate on this borrowing was 2.50%.
Share Repurchase Programs—On November 16, 2022, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $200 over a two-year period expiring November 17, 2024. In the 2023 three-month period, Arconic repurchased 35,615 shares of the Company’s common stock for $1 under this program (see Part II Item 2 in this Form 10-Q for additional information).
On May 4, 2021, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $300 over a two-year period expiring April 28, 2023. In the 2022 three-month period, Arconic repurchased 505,982 shares of the Company's common stock for $16 under this program. Cumulatively, Arconic repurchased 9,776,177 shares of the Company’s common stock for $300, resulting in the completion of the total authorization under this program in August 2022. In connection with the establishment of the new repurchase program (see above), this repurchase program was terminated.
Investing Activities
Cash used for investing activities was $75 in the 2023 three-month period compared with $94 in the 2022 three-month period. The use of cash in the 2023 three-month period was due to $82 in capital expenditures, mostly due to sustaining spend at the U.S. rolling mills, slightly offset by proceeds received related to an eminent domain proceeding against land owned by Arconic. The use of cash in the 2022 three-month period was due to $95 in capital expenditures, mostly due to growth spend at the U.S. rolling mills.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth in “Litigation” in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.
Arconic’s business, financial condition and operating results may be affected by a number of factors including, but not limited, to those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Related to the Proposed Merger
The announcement and pendency of the proposed acquisition of the Company could adversely impact the Company’s business, financial condition and results of operations.
On May 4, 2023, the Company entered into an Agreement and Plan of Merger with Arsenal AIC Parent LLC (“Parent”) and Arsenal AIC MergeCo Inc. (“Merger Sub”), funds managed by affiliates of Apollo and Irenic, pursuant to and subject to the terms of which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Uncertainty about the effect of the Merger on the Company’s employees, customers, and other parties may have an adverse effect on the Company’s business, financial condition and results of operation regardless of whether the Merger is completed. These risks to the Company’s business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
•the impairment of the Company’s ability to attract, retain, and motivate its employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by the Company’s customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to the Company’s business because the Merger Agreement requires the Company to use reasonable best efforts to conduct its business in the ordinary course, use commercially reasonable efforts to preserve its business organization intact and maintain existing relations with key governmental entities and third parties, and refrain from taking certain actions without Parent’s consent prior to the completion of the Merger;
•litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
Litigation relating to the Merger may be filed against the Company and its Board of Directors, which could prevent or delay the completion of the Merger or result in the payment of damages.
Litigation relating to the Merger may be filed against the Company and its Board of Directors. Among other remedies, these claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management.
Failure to consummate the Merger within the expected timeframe or at all could adversely impact the Company’s business, financial condition and results of operations.
The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock, (b) the absence of any injunction by any court or other tribunal of competent jurisdiction, or adoption of any law, that prohibits or makes the consummation of the Merger illegal and (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having in all material respects performed and complied with its covenants in the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.
If the Merger is not completed, including as a result of the Company’s stockholders failing to adopt the Merger Agreement, the Company’s stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. The Company’s ongoing business may be materially adversely affected and the Company would be subject to a number of risks, including the following:
•the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;
•the Company would incur significant costs in future periods relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that the Company would not have undertaken other than to complete the Merger;
•the Company may be required to pay a cash termination fee as required under the Merger Agreement, which may require the Company to use available cash that would have otherwise been available for general corporate purposes or other uses and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal; and
•the Merger Agreement places certain restrictions on the conduct of the Company’s business, which may have delayed or prevented the Company from undertaking business opportunities that, absent the Merger Agreement, it may have pursued.
If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on the Company’s business operations, financial condition, results of operations, and stock price, especially to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
January 1 - January 31, 2023	35,615	$20.98	35,615	$153,000,000
February 1 - February 28, 2023	—	$—	—	$153,000,000
March 1 - March 31, 2023	—	$—	—	$153,000,000
Total for quarter ended March 31, 2023	35,615		35,615
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

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated as of May 4, 2023, by and among Arconic Corporation, Arsenal AIC Parent LLC and Arsenal AIC MergeCo Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Arconic Corporation on May 4, 2023)

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

Arconic Corporation

May 4, 2023	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 4, 2023	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)