Form 10-Q
period 2023-06-30
Arconic Corp
filed 2023-07-31
CIK 1790982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 28, 2023, there were 100,346,464 shares of common stock, par value $0.01 per share, of the registrant outstanding.

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
•the risk that the parties to the merger agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales (C and D)	$1,990	$2,548	$3,919	$4,739
Cost of goods sold (exclusive of expenses below)	1,724	2,258	3,448	4,214
Selling, general administrative, and other expenses	79	73	151	138
Research and development expenses	9	9	18	18
Provision for depreciation and amortization	52	62	105	122
Restructuring and other charges (E)	9	2	9	7
Operating income	117	144	188	240
Interest expense	25	26	50	51
Other expenses (income), net (F)	16	(35)	27	(18)
Income before income taxes	76	153	111	207
Provision for income taxes (H)	17	38	27	50
Net income	59	115	84	157
Less: Net income attributable to noncontrolling interest (O)	—	1	—	1
Net income attributable to Arconic Corporation	$59	$114	$84	$156

Earnings Per Share Attributable to Arconic Corporation Common Stockholders (I):
Basic	$0.59	$1.08	$0.84	$1.48
Diluted	$0.58	$1.05	$0.82	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic Corporation		Noncontrolling interest (O)		Total
Second quarter ended June 30,	2023	2022	2023	2022	2023	2022
Net income	$59	$114	$—	$1	$59	$115
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	8	26	—	—	8	26
Foreign currency translation adjustments	(13)	(55)	—	—	(13)	(55)
Net change in unrecognized losses on cash flow hedges	33	190	—	—	33	190
Total Other comprehensive income, net of tax	28	161	—	—	28	161
Comprehensive income	$87	$275	$—	$1	$87	$276

	Arconic Corporation		Noncontrolling interest (O)		Total
Six months ended June 30,	2023	2022	2023	2022	2023	2022
Net income	$84	$156	$—	$1	$84	$157
Other comprehensive income, net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	12	84	—	—	12	84
Foreign currency translation adjustments	4	(62)	—	—	4	(62)
Net change in unrecognized losses on cash flow hedges	22	120	—	—	22	120
Total Other comprehensive income, net of tax	38	142	—	—	38	142
Comprehensive income	$122	$298	$—	$1	$122	$299

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$266	$261
Receivables from customers, less allowances of $2 in 2023 and $1 in 2022 (R)	907	791
Other receivables	138	183
Inventories (L)	1,544	1,622
Fair value of hedging instruments and derivatives (Q)	56	21
Prepaid expenses and other current assets (P)	158	124
Total current assets	3,069	3,002
Properties, plants, and equipment	7,037	6,957
Less: accumulated depreciation and amortization	4,688	4,596
Properties, plants, and equipment, net	2,349	2,361
Goodwill	294	292
Operating lease right-of-use assets (M)	110	115
Deferred income taxes	170	188
Other noncurrent assets	54	57
Total assets	$6,046	$6,015
Liabilities
Current liabilities:
Accounts payable, trade (R)	$1,489	$1,578
Accrued compensation and retirement costs	112	119
Taxes, including income taxes	34	43
Environmental remediation (P)	34	40
Operating lease liabilities (M)	36	34
Fair value of hedging instruments and derivatives (Q)	13	7
Other current liabilities (P)	181	150
Total current liabilities	1,899	1,971
Long-term debt	1,598	1,597
Accrued pension benefits	582	586
Accrued other postretirement benefits	295	302
Environmental remediation (P)	38	45
Operating lease liabilities (M)	78	83
Deferred income taxes	6	3
Other noncurrent liabilities	66	71
Total liabilities	4,562	4,658
Contingencies and commitments (P)
Stockholders’ Equity
Common stock	1	1
Additional capital	3,379	3,373
Accumulated deficit	(650)	(734)
Treasury stock (J)	(347)	(346)
Accumulated other comprehensive loss (K)	(899)	(937)
Total stockholders’ equity	1,484	1,357
Total liabilities and stockholders’ equity	$6,046	$6,015
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2023	2022
Operating Activities
Net income	$84	$157
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	105	122
Deferred income taxes	23	26
Restructuring and other charges (E)	9	7
Net periodic pension benefit cost (G)	34	34
Stock-based compensation	18	13
Other	23	(12)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (R)	(84)	(141)
Decrease (Increase) in inventories	82	(304)
(Increase) in prepaid expenses and other current assets	(40)	(19)
(Decrease) Increase in accounts payable, trade	(43)	196
(Decrease) in accrued expenses	(37)	(17)
(Decrease) Increase in taxes, including income taxes	(26)	5
Pension contributions	(19)	(13)
Decrease in noncurrent assets	9	1
Increase in noncurrent liabilities	12	4
Cash provided from operations	150	59
Financing Activities
Net change in short term borrowings (original maturities of three months or less) (N)	—	50
Repurchases of common stock (J)	(1)	(53)
Other	(12)	(11)
Cash used for financing activities	(13)	(14)
Investing Activities
Capital expenditures	(139)	(128)
Other	7	1
Cash used for investing activities	(132)	(127)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)
Net change in cash and cash equivalents and restricted cash	5	(83)
Cash and cash equivalents and restricted cash at beginning of year	261	335
Cash and cash equivalents and restricted cash at end of period	$266	$252

The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(dollars in millions)

	Common shares outstanding	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interest (O)	Total equity

Balance at March 31, 2022	105,784,425	$1	$3,363	$(510)	$(177)	$(1,130)	$14	$1,561
Net income	—	—	—	114	—	—	1	115
Other comprehensive income (K)	—	—	—	—	—	161	—	161
Repurchases of common stock (J)	(1,324,027)	—	—	—	(37)	—	—	(37)
Stock-based compensation	38,660	—	8	—	—	—	—	8
Balance at June 30, 2022	104,499,058	$1	$3,371	$(396)	$(214)	$(969)	$15	$1,808

Balance at March 31, 2023	99,424,955	$1	$3,379	$(709)	$(347)	$(927)	$—	$1,397
Net income	—	—	—	59	—	—	—	59
Other comprehensive income (K)	—	—	—	—	—	28	—	28
Stock-based compensation	918,482	—	12	—	—	—	—	12
Other	—	—	(12)	—	—	—	—	(12)
Balance at June 30, 2023	100,343,437	$1	$3,379	$(650)	$(347)	$(899)	$—	$1,484

Balance at December 31, 2021	105,326,885	$1	$3,368	$(552)	$(161)	$(1,111)	$14	$1,559
Net income	—	—	—	156	—	—	1	157
Other comprehensive income (K)	—	—	—	—	—	142	—	142
Repurchases of common stock (J)	(1,830,009)	—	—	—	(53)	—	—	(53)
Stock-based compensation	1,002,182	—	13	—	—	—	—	13
Other	—	—	(10)	—	—	—	—	(10)
Balance at June 30, 2022	104,499,058	$1	$3,371	$(396)	$(214)	$(969)	$15	$1,808

Balance at December 31, 2022	99,432,194	$1	$3,373	$(734)	$(346)	$(937)	$—	$1,357
Net income	—	—	—	84	—	—	—	84
Other comprehensive income (K)	—	—	—	—	—	38	—	38
Repurchases of common stock (J)	(35,615)	—	—	—	(1)	—	—	(1)
Stock-based compensation	946,858	—	18	—	—	—	—	18
Other	—	—	(12)	—	—	—	—	(12)
Balance at June 30, 2023	100,343,437	$1	$3,379	$(650)	$(347)	$(899)	$—	$1,484
The accompanying notes are an integral part of the consolidated financial statements.

Arconic Corporation and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share and per metric ton amounts)
A.    Basis of Presentation and Proposed Merger
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
Proposed Merger. On May 4, 2023, Arconic entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by funds managed by affiliates of Apollo Global Management, Inc., along with a minority investment from funds managed by affiliates of Irenic Capital Management LP, in an all-cash transaction that values Arconic at an enterprise value of approximately $5,000 (the “Transaction”). On the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will receive $30.00 per share in cash in exchange for each share of outstanding common stock. The Transaction is expected to close in the third quarter of 2023, subject to customary closing conditions, including approval by the Company’s stockholders. The Merger Agreement was adopted by the Company’s stockholders at a special meeting of the Company’s stockholders on July 25, 2023. Upon the closing of the Transaction, Arconic will operate as a privately-held company. In the 2023 second quarter, Arconic recognized $11 in Restructuring and other charges (see Note E) on the accompanying Statement of Consolidated Operations for incurred fees and expenses associated with the Transaction. Additional merger-related costs are expected to be recognized in a future period; however, such amounts are contingent on the outcome of the Transaction. Assuming the Transaction closes, the Company expects to recognize approximately $60 of additional acquisition-related expenses, which have not been accrued to date, associated with contractual agreements that are contingent upon the closing of the Transaction.

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
Issued
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These expedients and exceptions may be used when applying GAAP, if certain criteria are met, to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of such reform. The purpose of this guidance is to provide relief to entities from experiencing unintended accounting and/or financial reporting outcomes or consequences due to reference rate reform. This guidance became effective immediately on March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022, after which time the expedients and exceptions expire (see below). In January 2021, the FASB issued clarifying guidance to specify that certain of the optional expedients and exceptions apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This additional guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively in the manner previously described for the guidance issued on March 12, 2020. In December 2022, the FASB extended the expiration of the optional expedients and exceptions to December 31, 2024. Through June 30, 2023, Arconic has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. Additionally, the Company’s credit agreement, which previously provided a credit facility that was referenced to LIBOR in certain borrowing situations, was amended in February 2022 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) (see Note N). Management will continue to closely monitor all potential instances of reference rate reform to determine if adoption of this guidance becomes necessary in the future.

C.    Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and the Company’s consolidated totals are in Corporate.

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Ground Transportation	$764	$—	$23	$787
Building and Construction	51	319	—	370
Aerospace	241	—	73	314
Packaging	194	—	—	194
Industrial Products and Other	279	—	29	308
Total end-market revenue	$1,529	$319	$125	$1,973
2022
Ground Transportation	$844	$—	$28	$872
Building and Construction	94	329	—	423
Aerospace	200	—	49	249
Packaging	518	—	—	518
Industrial Products and Other	457	—	28	485
Total end-market revenue*	$2,113	$329	$105	$2,547

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Ground Transportation	$1,502	$—	$49	$1,551
Building and Construction	90	627	—	717
Aerospace	483	—	139	622
Packaging	411	—	—	411
Industrial Products and Other	547	—	57	604
Total end-market revenue	$3,033	$627	$245	$3,905
2022
Ground Transportation	$1,570	$—	$57	$1,627
Building and Construction	178	620	—	798
Aerospace	367	—	92	459
Packaging	915	—	—	915
Industrial Products and Other	887	—	53	940
Total end-market revenue*	$3,917	$620	$202	$4,739
__________________
*In November 2022, Arconic completed the sale of all of its operations in Russia (see Note O), the results of which were previously reported in the Company’s Rolled Products segment. In the 2022 second quarter and six-month period, Third-party sales for the Rolled Products segment included $314 and $547, respectively, related to these former operations.

The average aluminum price per metric ton was $2,811 and $2,913 in the 2023 second quarter and six-month period, respectively, and $3,687 and $3,874 in the 2022 second quarter and six-month period, respectively, consisting of the London Metal Exchange aluminum price and the Midwest premium (United States).

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
The operating results of Arconic’s reportable segments were as follows (differences between segment totals and the Company’s consolidated totals for line items not reconciled are in Corporate):

Second quarter ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Sales:
Third-party sales	$1,529	$319	$125	$1,973
Intersegment sales	8	—	5	13
Total sales	$1,537	$319	$130	$1,986
Segment Adjusted EBITDA	$158	$53	$(1)	$210
Provision for depreciation and amortization	$42	$4	$4	$50
2022
Sales:
Third-party sales*	$2,113	$329	$105	$2,547
Intersegment sales	11	—	—	11
Total sales	$2,124	$329	$105	$2,558
Segment Adjusted EBITDA*	$174	$53	$(12)	$215
Provision for depreciation and amortization	$49	$5	$6	$60

Six months ended June 30,	Rolled Products	Building and Construction Systems	Extrusions	Total
2023
Sales:
Third-party sales	$3,033	$627	$245	$3,905
Intersegment sales	19	—	5	24
Total sales	$3,052	$627	$250	$3,929
Segment Adjusted EBITDA	$275	$107	$(5)	377
Provision for depreciation and amortization	$84	$8	$7	$99
2022
Sales:
Third-party sales*	$3,917	$620	$202	$4,739
Intersegment sales	23	—	1	24
Total sales	$3,940	$620	$203	$4,763
Segment Adjusted EBITDA*	$350	$97	$(17)	$430
Provision for depreciation and amortization	$97	$9	$10	$116
__________________
*    In November 2022, Arconic completed the sale of all of its operations in Russia (see Note O), the results of which were previously reported in the Company’s Rolled Products segment. In the 2022 second quarter and six-month period, Third-

party sales and Segment Adjusted EBITDA for the Rolled Products segment included $314 and $24, respectively, and $547 and $42, respectively, related to these former operations.
The following table reconciles total Segment Adjusted EBITDA to consolidated net income attributable to Arconic Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$210	$215	$377	$430
Unallocated amounts:
Corporate expenses(1)	(11)	(10)	(20)	(19)
Stock-based compensation expense	(12)	(8)	(18)	(13)
Metal price lag(2)	(20)	30	(20)	(6)
Unrealized gains (losses) on mark-to-market hedging instruments and derivatives (Q)	18	21	(2)	23
Provision for depreciation and amortization	(52)	(62)	(105)	(122)
Restructuring and other charges(3) (E)	(9)	(2)	(9)	(7)
Other(4)	(7)	(40)	(15)	(46)
Operating income	117	144	188	240
Interest expense	(25)	(26)	(50)	(51)
Other (expenses) income, net (F)	(16)	35	(27)	18
Provision for income taxes (H)	(17)	(38)	(27)	(50)
Net income attributable to noncontrolling interest (O)	—	(1)	—	(1)
Consolidated net income attributable to Arconic Corporation	$59	$114	$84	$156

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
(3)In the 2023 second quarter and six-month period, Restructuring and other charges includes $11 for costs incurred related to the Transaction (see Note A and Note E).
(4)Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on the Company’s Statement of Consolidated Operations that are not included in Segment Adjusted EBITDA. In the 2022 second quarter and six-month period, the respective amounts include costs related to a new union labor agreement of $19 (see Note G) and environmental remediation charges of $9, both of which were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

E.    Restructuring and Other Charges
In the 2023 second quarter and six-month period, Arconic recorded Restructuring and other charges of $9 which were comprised of the following components: an $11 charge for costs incurred related to the Transaction (see Note A) and a $2 net credit for other items.
In the 2022 second quarter and six-month period, Arconic recorded Restructuring and other charges of $2 and $7, respectively, which were comprised of the following components: a $1 and $5, respectively, charge related to several legacy non-U.S. matters, including $1 (six-month period) for an environmental remediation obligation related to Italy and $1 (six-month period) for the full settlement of certain employee retirement benefits related to Brazil (see Note G); and a $1 and $2, respectively, charge related to idling certain operations in the Extrusions segment (actions initiated in 2021).
The Company does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Rolled Products	$(1)	$—	$(1)	$—
Building and Construction Systems	—	—	—	—
Extrusions	—	1	—	2
Segment total	(1)	1	(1)	2
Corporate	10	1	10	5
	$9	$2	$9	$7

F.    Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Non-service costs — Pension and OPEB (G)	$16	$16	$33	$30
Foreign currency gains, net	(1)	(48)	(1)	(42)
Other, net	1	(3)	(5)	(6)
	$16	$(35)	$27	$(18)
In the 2022 second quarter and six-month period, Foreign currency gains, net includes a $54 gain for the remeasurement of monetary balances, primarily cash, related to the Company’s former operations in Russia from rubles to U.S. dollar. This gain was the result of a significant strengthening of the ruble against the U.S. dollar in the 2022 second quarter.

G.    Pension and Other Postretirement Benefits
The components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans were as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Pension benefits
Service cost	$3	$4	$6	$9
Interest cost	25	17	51	33
Expected return on plan assets	(23)	(23)	(46)	(47)
Amortization of net actuarial loss	10	19	20	38
Amortization of prior service cost	2	—	3	—
Settlements	—	—	—	1
Net periodic benefit cost*	$17	$17	$34	$34

Other postretirement benefits
Service cost	$1	$1	$2	$2
Interest cost	4	3	8	6
Amortization of net actuarial loss	—	2	1	4
Amortization of prior service benefit	(2)	(2)	(4)	(4)
Net periodic benefit cost*	$3	$4	$7	$8
_____________________
*    Service cost was reported in Cost of goods sold, Settlements were reported in Restructuring and other charges, and all other components were reported in Other expenses, net on the accompanying Statement of Consolidated Operations.
United Steelworkers Labor Agreement—On May 14, 2022, the Company and the United Steelworkers reached a tentative four-year labor agreement covering approximately 3,300 employees at four U.S. locations; the previous labor agreement expired on May 15, 2022. The tentative agreement was ratified by the union employees on June 1, 2022. In the 2022 second quarter and six-month period, Arconic recognized $19 in Cost of goods sold on the accompanying Statement of Consolidated Operations primarily for a one-time signing bonus for the covered employees. Additionally, the new labor agreement provides for, among other items, established annual wage increases and higher multipliers used to calculate the union employees’ future pension retirement benefits.
The change to the pension benefits qualifies as a significant plan amendment to the Company’s U.S. hourly defined benefit pension plan, and, as a result, Arconic was required to complete a remeasurement of this plan (generally completed as of December 31st each year), including an interim actuarial valuation of the plan obligations. Communication of the benefit change to the union employees occurred on May 15, 2022, and the effective date of this amendment was May 16, 2022. For purposes of performing an interim remeasurement of the plan, the Company applied a practical expedient to the remeasurement date and selected May 31, 2022. Accordingly, the discount rate used in calculating the plan obligations increased to 4.66% at May 31, 2022 from 2.96% at December 31, 2021. The remeasurement of this plan, together with the amendment for increased benefits, resulted in a $13 net decrease to Accrued pension benefits and a $10 (after-tax) net decrease to Accumulated other comprehensive loss (see Note K). Additionally, annual net periodic benefit cost to be recognized for this plan in 2022 increased by $8, comprised of a $2 decrease in service cost and a $10 increase in non-service costs. These amounts were recognized ratably over the remainder of 2022 (June through December).

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
For the 2023 six-month period, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.0%. This rate differs by 6.0 percentage points from the U.S. federal statutory rate of 21.0% primarily due to the state tax impact of domestic taxable income, U.S. tax on foreign earnings, and non-deductible costs, partially offset by a valuation allowance release for a capital loss carryforward and non-taxable income. In the 2023 six-month period, Arconic realized capital gain income supporting the utilization of the capital loss carryforward.
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
The effective tax rate including discrete items was 22.4% and 24.3% in the 2023 second quarter and six-month period, respectively, and 24.8% and 24.2% in the 2022 second quarter and six-month period, respectively.
The following table presents the components of Provision for income taxes:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Pretax ordinary income at estimated annual effective tax rate	$21	$39	$30	$53
Impact of change in estimated annual effective tax rate on previous quarter’s pretax income	(1)	(1)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized*	—	—	—	1
Discrete items	(3)	—	(3)	(4)
Provision for income taxes	$17	$38	$27	$50
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
The share information used to compute basic and diluted EPS attributable to Arconic common stockholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted-average shares outstanding – basic	100.1	105.7	99.8	105.5
Effect of dilutive share equivalents:
Stock units	2.0	2.2	2.3	2.7
Stock options	—	0.1	—	0.1
Weighted-average shares outstanding – diluted	102.1	108.0	102.1	108.3

Anti-dilutive share equivalents:
Stock units	—	—	—	—
Stock options*:
In-the-money	—	—	—	—
Out-of-the-money	—	—	—	—
	—	—	—	—
_____________________
*     Stock options are in-the-money when the respective exercise price of each such option is less than the average market price of the Company’s common stock during the applicable period presented. Conversely, stock options are out-of-the-money when the respective exercise price of each such option is more than the average market price of the Company’s common stock during the applicable period presented. Out-of-the-money stock options never result in common share equivalents for purposes of diluted EPS regardless of whether a company generates net income or a net loss. As of June 30, 2023 and June 30, 2022, there were 0.1 million and 0.3 million, respectively, out-of-the-money stock options outstanding with a weighted-average exercise price of $32.73 and $31.48, respectively.

J.     Preferred and Common Stock
On November 16, 2022, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $200 over a two-year period expiring November 17, 2024. Repurchases under the program may be made from time to time, as the Company deems appropriate, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will purchase. The share repurchase program may be increased or otherwise modified, renewed, suspended, or terminated by the Company at any time, without prior notice. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation, the timing, price, and volume restrictions thereof. In the 2023 six-month period, Arconic repurchased 35,615 shares of the Company’s common stock for $1 under this program. Cumulatively, Arconic has repurchased 2,107,450 shares of the Company’s common stock for $47 since the program’s inception.
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

K.    Accumulated Other Comprehensive Loss
The following table presents the activity of the three components that comprise Accumulated other comprehensive loss for Arconic (such activity for Noncontrolling interest was immaterial for all periods presented):

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Pension and other postretirement benefits (G)
Balance at beginning of period	$(888)	$(1,063)	$(892)	$(1,121)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(1)	14	(2)	69
Tax benefit (expense)	1	(3)	—	(15)
Total Other comprehensive income (loss) before reclassifications, net of tax	—	11	(2)	54
Amortization of net actuarial loss and prior service cost/benefit(1)	10	20	20	40
Tax expense(2)	(2)	(5)	(6)	(10)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	8	15	14	30
Total Other comprehensive income	8	26	12	84
Balance at end of period	$(880)	$(1,037)	$(880)	$(1,037)
Foreign currency translation
Balance at beginning of period	$(34)	$18	$(51)	$25
Other comprehensive (loss) income(3)	(13)	(55)	4	(62)
Balance at end of period	$(47)	$(37)	$(47)	$(37)
Cash flow hedges (Q)
Balance at beginning of period	$(5)	$(85)	$6	$(15)
Other comprehensive income:
Net change from periodic revaluations	55	201	34	58
Tax expense	(13)	(46)	(8)	(13)
Total Other comprehensive income before reclassifications, net of tax	42	155	26	45
Net amount reclassified to earnings:
Aluminum(4)	(18)	53	(17)	106
Energy(4)	6	(7)	11	(7)
Alloying materials(4)	1	—	1	—
Sub-total	(11)	46	(5)	99
Tax benefit (expense)(2)	2	(11)	1	(24)
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	(9)	35	(4)	75
Total Other comprehensive income	33	190	22	120
Balance at end of period	$28	$105	$28	$105
Accumulated other comprehensive loss	$(899)	$(969)	$(899)	$(969)
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

L.    Inventories

	June 30, 2023	December 31, 2022
Finished goods	$334	$343
Work-in-process	1,033	1,106
Purchased raw materials	118	118
Operating supplies	59	55
	$1,544	$1,622

M.    Leases
Arconic leases certain land and buildings, plant equipment, vehicles, and computer equipment, which have been classified as operating leases. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $28 in the 2023 second quarter and six-month period, respectively, and $14 and $27 in the 2022 second quarter and six-month period, respectively.
Right-of-use assets obtained in exchange for operating lease obligations in the 2023 and 2022 six-month periods were $12 and $18, respectively.
Future minimum contractual operating lease obligations were as follows:

June 30, 2023
2023	$21
2024	35
2025	27
2026	19
2027	9
Thereafter	22
Total lease payments	$133
Less: imputed interest	19
Present value of lease liabilities	$114

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at June 30, 2023 and December 31, 2022 was 5.0 years and 5.2 years, respectively, and 6.6% and 6.3%, respectively.

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
In the 2023 six-month period, the Company borrowed $175 and repaid $175 under the ABL Credit Facility. These borrowings were designated as SOFR loans with an initial one-month interest period. In the 2023 second quarter and six-month period, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 6.80% and 6.61%, respectively, and 36 days and 55 days, respectively. In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. In June 2022, the Company extended this borrowing for an additional three-month period. The applicable rate on this borrowing was 2.50% through June 15, 2022 and 4.22% beginning June 16, 2022. On June 30, 2022, Arconic repaid early $50 of this borrowing.
Availability under the ABL Credit Facility is subject to a monthly borrowing base calculation, which, in general, is determined by applying a predetermined percentage to the amount of eligible accounts receivable and inventory, less customary reserves. As of June 30, 2023, the available balance was $1,189 (net of outstanding letters of credit of $11).

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

	Second quarter ended June 30, 2022	Six months ended June 30, 2022
Third-party sales*	$314	$547
Segment Adjusted EBITDA	24	42
_____________________
*Third-party sales include aluminum products manufactured at the Company’s former plant in Russia and sold through Arconic’s international selling company located in Hungary.
Building and Construction Systems.   On June 6, 2022, the Company announced that it was evaluating strategic options for the businesses that comprise the Building and Constructions Systems segment, including exploring a sale of its architectural systems business (Kawneer® brand). Subsequent to this announcement, Arconic initiated a sale process with respect to its architectural systems business, which has six principal locations in the United States, Canada, and Europe. Products manufactured under the Kawneer brand include windows, doors, and curtain walls. This business generated third-party sales of approximately $970 in 2022 and had approximately 2,900 employees as of June 30, 2023.
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
The Company’s remediation reserve balance was $72 and $85 (of which $34 and $40, respectively, was classified as a current liability) at June 30, 2023 and December 31, 2022, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
In the 2023 six-month period, the remediation reserve was increased by $1 due to a charge (recorded in Cost of goods sold) related to the estimated costs of future operations, maintenance, and monitoring activities at several sites.
Payments related to remediation expenses applied against the reserve were $4 and $14, respectively, in the 2023 second quarter and six-month period, which include expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
In March 2022, an ice jam event occurred in a section of the river where the cap was installed. The ice accumulation caused a blockage in the river that restricted flow, which resulted in high forces being placed on the bottom sediments as the river worked its way through the obstruction. Once the ice cleared and it was safe to enter the river, Arconic investigated and analyzed the cap for any damage. It was determined that portions of the cap were damaged and there was disturbance to the underlying sediments. As a result, over the next several months, the Company performed extensive environmental, geotechnical, and ice modeling investigations to support the preparation of a proposed plan to repair the damaged cap and contain the exposed sediment. These activities were completed in September 2022 and led to a completed design and estimated cost of $22 for the proposed repair remedy, which included consideration of a temporary work stoppage due to the winter season extending the repair work into 2023 and the impact of cost inflation for labor and materials. Arconic’s existing reserve included consideration of potential future cap repairs given the magnitude and nature of the previously completed remediation project. As a result, in 2022, the Company increased the reserve balance for this matter by $13 for the incremental amount needed to cover the estimated cost of the proposed plan. On October 3, 2022, Arconic submitted an Analysis of Alternatives report to the EPA setting forth four potential remedies, including the Company’s proposed plan. On December 22, 2022, at the EPA’s request, Arconic submitted a revised Analysis of Alternatives report to address two additional repair remedies for a total of six potential alternatives. Arconic is now waiting on the EPA’s response but continues to maintain an active dialogue with the EPA, as well as other stakeholders, all in support of the EPA making a final decision, which the Company expects in the near term. Arconic’s proposed remedy is consistent with the Record of Decision issued for the original remediation project (see above). In advance of the EPA’s decision, the Company performed a portion of the work associated with its proposed remedy in order to reduce the environmental risk associated with the exposed sediments. This work was completed by the end of November 2022.
As the project progresses, further changes to the reserve may be required due to factors such as, among others, the EPA’s selection of a remedy that differs from Arconic’s proposed plan, additional changes in other remedial requirements, increased site restoration costs, and incremental ongoing operation and maintenance costs.
At June 30, 2023 and December 31, 2022, the reserve balance associated with this matter was $30 and $38, respectively. Timing of expenditures is contingent on the EPA’s decision with respect to the repair remedy and the subsequent mobilization of third-party contractors.
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

United Kingdom Litigation.
Claims brought by Survivors and Estates of Decedents
Beginning in 2020, multiple claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire comprised of approximately 1,000 claimants filed claims in the U.K. arising from that fire against numerous defendants including AAP SAS, Arconic Corporation, Howmet Aerospace Inc., and other defendants. These claims were consolidated and stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. The substantial majority of these suits were settled in the first quarter of 2023 pursuant to the terms of a confidential settlement agreement and are now discontinued and closed. Those suits that have not settled are the subject of ongoing alternate dispute resolution discussions though there is no certainty that such discussions will result in any settlement. The suits that remain are stayed until the next case management conference, which was postponed until a to-be-determined date in either October or November 2023 (previously scheduled for June 27, 2023). At December 31, 2022, based on a potential settlement of these suits, Arconic recorded a reserve of $61 for its share of a settlement and a related receivable of $53 for costs to be covered by insurance proceeds. The reserve was reported in Other current liabilities and the receivable was reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. In the 2023 first quarter, the Company paid $43 for legal settlements applied against the reserve and received insurance proceeds of $41. Also, in July 2023, the Company paid an additional $8 against the previously established reserve.
Claims brought by Emergency Responders
Beginning in 2020, multiple claimant groups comprised of emergency responders who attended the Grenfell Tower fire comprised of approximately 150 claimants filed claims against AAP SAS and other defendants in the London High Court arising out of the fire. These claims were consolidated and stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. Those alternate dispute resolutions discussions are ongoing though there is no certainty that such discussions will result in any settlement. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in the above-referenced disputes. The suits remain stayed until the next case management conference, which was postponed until a to-be-determined date in either October or November 2023 (previously scheduled for June 27, 2023).
Claim brought by Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd.
In 2020, a claim was issued by the Royal Borough of Kensington and Chelsea and the Royal Borough of Kensington and Chelsea Tenant Management Organisation Ltd against AAP SAS and other defendants seeking damages in respect of their own losses and/or a contribution to the extent that they are found to be liable by the London High Court for any losses arising out of the Grenfell Tower fire. These claims were stayed by the Court in order for the claimants and defendants to discuss alternate dispute resolution. Those alternate dispute resolutions discussions are ongoing though there is no certainty that such discussions will result in any settlement. Given the preliminary nature of these matters and the uncertainty of litigation, Arconic cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome in the above-referenced disputes. The suits remain stayed until the next case management conference, which was postponed until a to-be-determined date either in October or November 2023 (previously scheduled for June 27, 2023).
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
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against ParentCo and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against ParentCo, three former ParentCo executives, several current and former ParentCo directors, and banks that acted as underwriters for ParentCo’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleged that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleged that between November 4, 2013 and June 23, 2017 ParentCo and Kleinfeld made false and misleading statements and failed to disclose material information about ParentCo’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in ParentCo’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015, and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015, and 2016 Annual Reports, its 2016 Annual Highlights Report, and on its official website. The consolidated amended complaint sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 21, 2019, the Court granted the defendants’ motion to dismiss in full, dismissing the consolidated amended complaint in its entirety without prejudice. On July 23, 2019, the lead plaintiffs filed a second amended complaint. The second amended complaint alleges generally the same claims as the consolidated amended complaint with certain additional allegations, as well as claims that the risk factors set forth in the registration statement for the Preferred Offering were inadequate and that certain additional statements in the sources identified above were misleading. The second amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On September 11, 2019, all defendants moved to dismiss the second amended complaint. On June 23, 2021, the Court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The Court dismissed with prejudice plaintiffs’ claim against ParentCo, certain officers and directors and the underwriters based on the registration statement for the Preferred Offering, with the exception of one statement and only as to purchases made before October 23, 2015. In addition, plaintiffs’ claim based on ParentCo’s statements in other SEC filings, in product brochures, and on websites was dismissed in its entirety as to Kleinfeld and dismissed in part and allowed in part as to ParentCo. The Court also dismissed the control-person liability claims in their entirety. The Court held a status conference on September 14, 2022, and on December 2, 2022, the Court issued an initial Case Management Order (“CMO”) setting forth dates for class certification briefing and discovery. In March 2023, following successive mediation sessions, the parties reached a settlement in principle that remains subject to court approval and, among other things, is to be covered by insurance proceeds, in exchange for the dismissal of the action and a release of all claims against the defendants. The settlement is without admission of fault or wrongdoing by the defendants. Plaintiffs filed a Stipulation of Settlement, a motion to preliminarily approve the settlement, and related papers with the court on April 21, 2023. In the 2023 six-month period, Arconic recorded a $74 charge to Costs of goods sold to establish a reserve for the settlement and a $74 benefit to Cost of goods sold for a related receivable for costs to be covered by insurance proceeds. The reserve was reported in Other current liabilities and the receivable was reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. The settlement was preliminarily approved by the Court on May 2, 2023. The final approval hearing is scheduled for August 9, 2023.
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
Other. In 2018, Arconic entered into a consent order with the Iowa Department of Natural Resources (IDNR) to address overflows of stormwater combined with untreated process water from the Company’s Davenport plant which the IDNR alleged were unlawful bypasses prohibited by the facility’s wastewater discharge permit. These overflows occurred during periodic storm events that Arconic timely reported to the IDNR. The consent order required the Company to submit a feasibility study by November 1, 2022 evaluating the reasonableness, estimated cost, impact, and overall feasibility of all actions that could be implemented to avoid unlawful bypasses from occurring in the future. After conducting extensive monitoring, analysis, and investigative work, the Company submitted the feasibility study to the IDNR in October 2022. Arconic’s recommended approach, as documented in the feasibility study, consists of amending its wastewater discharge permit and constructing certain improvements to stormwater and process water systems expecting to result in estimated future capital expenditures of approximately $25 to $30, assuming Arconic’s approach is approved. In 2022, the Company established a reserve of $0.5 to cover future operating expenses associated with this proposed approach. On February 23, 2023, the IDNR informed Arconic of a regulatory approach that differs from Arconic’s proposed approach but that will require similar improvements. The Company now must submit a project schedule based on the IDNR’s approach by October 30, 2023. The consent order requires the Company to implement the approved remedy by November 1, 2028. Approval of a final remedy by the IDNR may result in additional expenditure and/or liability.
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

Q.    Financial Instruments
Amounts designated below as kmt are thousand metric tons, MMBtu are million British thermal units, and MWh are megawatt hours.
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
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The respective carrying value and fair value of Arconic’s financial instruments were as follows:

	June 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$266	$266	$261	$261
Hedging instruments and derivatives - assets	53	53	21	21
Hedging instruments and derivatives - liabilities	14	14	8	8
Long-term debt	1,598	1,620	1,597	1,539
The following methods were used to estimate the fair value of financial instruments:
Cash and cash equivalents. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents were classified in Level 1 of the fair value hierarchy.
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

Separately, Arconic has several energy supply contracts that are treated as derivatives for accounting purposes as they failed to qualify for the normal purchase normal sale exception due to net settlement provisions. These derivatives also do not qualify for hedge accounting. The Company does not have a regular practice of entering into contracts that are treated as derivatives for accounting purposes.
The following table presents the fair value and amount of underlying by type for all hedging instruments and derivatives:

	June 30, 2023			December 31, 2022
Assets
Cash flow hedges
Aluminum	$48	242	kmt	$—	17	kmt
Alloying materials*	(1)	1	kmt	(1)	1	kmt
Marked-to-market
Aluminum	9	33	kmt	6	60	kmt
Energy	(3)	4.7	MMBtu	16	12.1	MMBtu
	$53			$21

Liabilities
Cash flow hedges
Aluminum*	$—	29	kmt	$(14)	368	kmt
Energy	9	7.5	MMBtu	5	6.3	MMBtu
Alloying materials	1	6	kmt	1	3	kmt
Marked-to-market
Aluminum	2	1	kmt	12	53	kmt
Energy
Natural Gas	2	2.7	MMBtu	4	0.6	MMBtu
Electricity	—	8,314	MWh	—
	$14			$8
__________________
*The hedging instruments are classified as assets or liabilities based on the overall position of all instruments held with respective counterparties.

The following table presents the unrealized and realized gains and losses associated with those hedging instruments designated as cash flow hedges:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized
Other comprehensive income (loss)
Aluminum	$58	$203	$49	$47
Energy	(1)	—	(14)	13
Alloying materials	(2)	(2)	(1)	(2)
	$55	$201	$34	$58

Realized*
Sales
Aluminum	$18	$(53)	$17	$(107)
Cost of goods sold
Aluminum	—	—	—	(1)
Energy	6	(7)	11	(7)
Alloying materials	1	—	1	—
	$11	$(46)	$5	$(99)
__________________
*In all periods presented, these amounts were reclassified from Accumulated other comprehensive loss (see Note K).
The following table presents the unrealized and realized gains and losses associated with those hedging instruments that do not qualify for hedge accounting and derivatives:

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized
Sales
Aluminum	$19	$4	$14	$6
Cost of goods sold
Energy*	1	(20)	16	(23)
	$18	$24	$(2)	$29
Realized
Sales
Aluminum	$(10)	$4	$(6)	$2
Cost of goods sold
Energy	4	—	5	—
	$(14)	$4	$(11)	$2
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
The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Arconic does not anticipate nonperformance by any of these parties. Contracts are with creditworthy counterparties and may be further supported by cash or irrevocable letters of credit issued by carefully chosen banks. In addition, master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.
Long-term debt. The fair value was based on quoted market prices for public debt and was classified in Level 2 of the fair value hierarchy.

R. Working Capital Programs
Receivables. Arconic has two separate arrangements, each with a single financial institution, to sell certain customer receivables outright without recourse on a continuous basis. All such sales are at the Company’s discretion. The first arrangement, which was executed in January 2022, relates to certain of Arconic’s U.S. operations and automatically renews each year unless terminated in accordance with the provisions of the underlying purchase agreement. The second arrangement, which was executed in July 2022, relates to certain of the Company’s European operations. Under both arrangements, Arconic serves in an administrative capacity, including collection of the receivables from the respective customers and remittance of these cash collections to the respective financial institution. Accordingly, upon the sale of customer receivables to the financial institutions, the Company removes the underlying trade receivables from its Consolidated Balance Sheet and includes the reduction as a positive amount in the (Increase) in receivables line item within Operating Activities on its Statement of Consolidated Cash Flows. At no time can the outstanding balance due to the respective financial institution exceed $225 and $46 (€42.5) for the U.S. and European, respectively, arrangements. In the 2023 six-month period, Arconic sold customer receivables of $184 and remitted cash collections of $182 to the financial institutions. In the 2022 six-month period, the Company sold customer receivables of $550, collected cash from customers of $438, and remitted cash collections to the financial institution of $425 under the U.S. arrangement.
Supplier Finance Program. Arconic has an existing arrangement (capacity of $225 – reduced by $25 in the 2023 second quarter) with a financial institution to make available a finance program to the Company’s suppliers. Under this program, Arconic agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the respective original maturity date of the invoices. The supplier invoices that have been confirmed as valid under the program require payment in full within no more than 120 days of the invoice date. The Company or the financial institution may terminate the arrangement upon at least 30 days’ notice. Arconic does not determine the terms or conditions of the arrangement between the financial institution and the suppliers nor does the Company participate in the transactions between its suppliers and the financial institution. As of June 30, 2023 and December 31, 2022, Arconic had outstanding obligations of $132 and $124, respectively, which have been confirmed as valid to the financial institution, under this program. These outstanding obligations were reported in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

S.    Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.
The Merger Agreement was adopted by the Company’s stockholders at a special meeting of the Company’s stockholders on July 25, 2023 (see Note A).
On July 31, 2023, the Company provided notice to the trustee and registrar under the applicable indenture relating to the Company’s 6.0% Senior Secured First-Lien Notes due 2025 (the “2025 Notes”) and 6.125% Senior Secured Second-Lien Notes due 2028 (the “2028 Notes”) that on August 10, 2023 (the “Redemption Date”), subject to and conditioned upon the closing of the Transaction (the “Condition”), the Company intends to redeem the aggregate principal amount of $700 for the 2025 Notes and $900 for the 2028 Notes at a redemption price equal to 101.500% and 103.063%, respectively, of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date, in accordance with the terms of the respective indenture. At the Company’s discretion, the Redemption Date may be delayed until such time as the Condition is satisfied (or waived by the Company in its sole discretion). The Company may rescind the notices of redemption in its sole discretion if the Condition is not satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per-share amounts; shipments in thousands of metric tons (kmt))
Proposed Merger
On May 4, 2023, Arconic entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”), along with a minority investment from funds managed by affiliates of Irenic Capital Management LP (“Irenic”), in an all-cash transaction that values Arconic at an enterprise value of approximately $5,000 (the “Transaction” or the “Merger”). On the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will receive $30.00 per share in cash in exchange for each share of outstanding common stock. The Transaction is expected to close in the third quarter of 2023, subject to customary closing conditions, including approval by the Company’s stockholders. The Merger Agreement was adopted by the Company’s stockholders at a special meeting of the Company’s stockholders on July 25, 2023. Upon the closing of the Transaction, Arconic will operate as a privately-held company. In the 2023 second quarter, Arconic recognized $11 in Restructuring and other charges on the Company’s Statement of Consolidated Operations for incurred fees and expenses associated with the Transaction. Additional merger-related costs are expected to be recognized in a future period; however, such amounts are contingent on the outcome of the Transaction. Assuming the Transaction closes, the Company expects to recognize approximately $60 of additional acquisition-related expenses, which have not been accrued to date, associated with contractual agreements that are contingent upon the closing of the Transaction.
Results of Operations
Earnings Summary
Sales.   Sales were $1,990 in the 2023 second quarter compared to $2,548 in the 2022 second quarter and $3,919 in the 2023 six-month period compared with $4,739 in the 2022 six-month period. The decrease of $558, or 22%, in the second quarter comparison and $820, or 17%, in the six-month period comparison was primarily due to the absence of sales ($314 and $547 in the 2022 second quarter and six-month period, respectively) from Arconic’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), lower aluminum prices, and lower volumes, partially offset by favorable impacts from product pricing and product mix.
Cost of goods sold.   COGS was $1,724, or 86.6% of Sales, in the 2023 second quarter compared to $2,258, or 88.6% of Sales, in the 2022 second quarter and $3,448, or 88.0% of Sales, in the 2023 six-month period compared with $4,214, or 88.9% of Sales, in the 2022 six-month period. In the second quarter and six-month period comparisons, the percentage was positively impacted by favorable product pricing and lower aluminum prices, partially offset by higher costs for materials other than aluminum, labor and energy, and for the six-month period comparison, the carryover impact of the operational issues in the 2022 fourth quarter on the moving average costs of Arconic’s U.S. rolling mills.
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
Selling, general administrative, and other expenses.   SG&A expenses were $79 in the 2023 second quarter compared to $73 in the 2022 second quarter and $151 in the 2023 six-month period compared to $138 in the 2022 six-month period. In the second quarter and six-month period comparisons, the increase of $6, or 8%, and $13, or 9%, respectively, was mostly due to higher stock-based employee compensation expense and labor costs. SG&A expenses as a percentage of Sales were 4.0% in the 2023 second quarter compared to 2.9% in the 2022 second quarter and 3.9% in the 2023 six-month period compared to 2.9% in the 2022 six-month period.
Provision for depreciation and amortization.   D&A was $52 in the 2023 second quarter compared to $62 in the 2022 second quarter and $105 in the 2023 six-month period compared to $122 in the 2022 six-month period. In the second quarter and six-month period comparisons, the decrease of $10, or 16%, and $17, or 14% was mainly due to the absence of depreciation resulting from the sale of Arconic’s operations in Russia in the 2022 fourth quarter ($7 and $13 in the 2022 second quarter and six-month period, respectively– see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q) and a decrease in amortization related to intangible assets.

Restructuring and other charges.   Restructuring and other charges were $9 in the 2023 second quarter and six-month period and $2 and $7 in the 2022 second quarter and six-month period, respectively. See Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Other expenses (income), net.   Other expenses, net was $16 and $27 in the 2023 second quarter and six-month period, respectively, compared to Other income, net of $35 and $18 in the 2022 second quarter and six-month period, respectively. See Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Provision for income taxes.   The Company’s effective tax rate, including discrete items, was 22.4% and 24.3% in the 2023 second quarter and six-month period, respectively, and 24.8% and 24.2% in the 2022 second quarter and six-month period, respectively. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
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
Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Third-party sales	$1,529	$2,113	$3,033	$3,917
Intersegment sales	8	11	19	23
Total sales	$1,537	$2,124	$3,052	$3,940
Segment Adjusted EBITDA	$158	$174	$275	$350
Third-party aluminum shipments (kmt)	293	375	578	722
Third-party sales for the Rolled Products segment decreased $584, or 28%, in the 2023 second quarter and $884, or 23%, in the 2023 six-month period compared to the same periods in 2022. In both comparisons, the decrease was primarily due to the absence of sales ($314 and $547 in the 2022 second quarter and six-month period, respectively) from this segment’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), as well as lower aluminum prices (see below), and a net decrease in volumes of the ongoing operations (see below). These negative impacts were somewhat offset by favorable product mix driven by aerospace and price increases across most end markets.
In the second quarter and six-month period comparisons, the lower aluminum prices were mostly driven by a decrease of 21% and 24%, respectively, in the average LME aluminum price and a decline in regional premiums, including a decrease of 32% and 27%, respectively, in the average Midwest premium (United States).
The net decrease in volumes of the ongoing operations in both comparisons was mostly due to a decline in the industrial products end market caused by lower demand. Additionally, to a lesser extent, a decrease in volume related to both the packaging and building and construction end markets contributed to the decline in the second quarter and six-month period, respectively, comparisons. This lower volume was mainly driven by weaker demand in Asia for the packaging end market and in both Europe and North America for the building and construction end market. These negative impacts were partially offset by improvements in the automotive component of the ground transportation end market and the aerospace end market. An improvement in volume for the automotive component of ground transportation was primarily due to recovery from the global semiconductor chip shortage and supply chain disruptions. Higher volume associated with the aerospace end market was principally driven by continued recovery from the COVID-19 pandemic.
Segment Adjusted EBITDA for this segment decreased $16, or 9%, and $75, or 21%, in the 2023 second quarter and six-month period, respectively, compared with the corresponding periods in 2022. The decline in both comparisons was principally related to the absence of the contribution made in the 2022 second quarter and six-month period of $24 and $42, respectively, by this segment’s former operations in Russia, which were sold in the 2022 fourth quarter (see Note O to the Consolidated

Financial Statements in Part I Item 1 of this Form 10-Q), the carryover impact of the operational issues in the 2022 fourth quarter on the moving average costs of the U.S. rolling mills in the 2023 six-month period, higher input costs due to inflation, and increased expenses for labor as this segment increased its workforce to address current and future volume growth. These negative impacts were partially offset by favorable product mix and customer price increases due to adjustments for inflation impacts.
Building and Construction Systems

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Third-party sales	$319	$329	$627	$620
Segment Adjusted EBITDA	$53	$53	$107	$97
Third-party sales for the Building and Construction Systems segment decreased $10, or 3%, in the 2023 second quarter and increased $7, or 1%, in the 2023 six-month period compared to the same periods in 2022. The decline in the 2023 second quarter comparison was mostly attributable to a decrease in volumes across the entire portfolio, partially offset by multiple product price increases implemented in 2021 and the 2022 first quarter across the entire portfolio to address inflationary cost pressures. The increase in the 2023 six-month period comparison was mostly attributable to multiple product price increases implemented in 2021 and the 2022 first quarter across the entire portfolio to address inflationary cost pressures, partially offset by a decrease in volumes across the entire portfolio.
Segment Adjusted EBITDA for this segment remained flat and increased $10, or 10%, in the 2023 second quarter and six-month period, respectively, compared with the corresponding periods in 2022. The 2023 second quarter comparison was impacted by favorable product pricing, offset by higher costs for alloying materials, maintenance, and labor, all due to inflation. The improvement in the 2023 six-month period was primarily related to favorable product pricing, partially offset by higher costs for alloying materials, maintenance, and labor, all due to inflation.
The Company was evaluating strategic options for the businesses that comprise the Building and Construction Systems segment. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
Extrusions

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Third-party sales	$125	$105	$245	$202
Segment Adjusted EBITDA	$(1)	$(12)	$(5)	$(17)
Third-party aluminum shipments (kmt)	10	9	20	19
Third-party sales for the Extrusions segment increased $20, or 19%, in the 2023 second quarter and increased $43, or 21%, in the 2023 six-month period compared to the same periods in 2022. The improvement was principally the result of favorable product mix, primarily due to higher volumes for aerospace, as well as price increases to offset higher input costs.
Segment Adjusted EBITDA for this segment increased $11, or 92%, and $12, or 71%, in the 2023 second quarter and six-month period, respectively, compared with the corresponding periods in 2022. The increase in both comparisons was mainly attributable to the realization of previous customer price increases and favorable product mix, somewhat offset by increased spending on equipment repairs and outside services and higher costs for alloying metal.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Arconic Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$210	$215	$377	$430
Unallocated amounts:
Corporate expenses(1)	(11)	(10)	(20)	(19)
Stock-based compensation expense	(12)	(8)	(18)	(13)
Metal price lag(2)	(20)	30	(20)	(6)
Unrealized gains (losses) on mark-to-market hedging instruments and derivatives	18	21	(2)	23
Provision for depreciation and amortization	(52)	(62)	(105)	(122)
Restructuring and other charges(3)	(9)	(2)	(9)	(7)
Other(4)	(7)	(40)	(15)	(46)
Operating income	117	144	188	240
Interest expense	(25)	(26)	(50)	(51)
Other (expenses) income, net	(16)	35	(27)	18
Provision for income taxes	(17)	(38)	(27)	(50)
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Consolidated net income attributable to Arconic Corporation	$59	$114	$84	$156
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
(3)In the 2023 second quarter and six-month period, Restructuring and other charges includes $11 for costs incurred related to the Transaction (see Proposed Merger above and Note E to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q).
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
Environmental Matters
See Environmental Matters in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $150 in the 2023 six-month period compared with $59 in the 2022 six-month period.
In the 2023 six-month period, cash provided from operations was mostly comprised of a positive add-back for non-cash transactions in earnings of $212 and net income of $84, partially offset by an unfavorable change in working capital of $148.
In the 2022 six-month period, cash provided from operations was mostly comprised of a positive add-back for non-cash transactions in earnings of $190 and net income of $157, mostly offset by an unfavorable change in working capital of $280. The change in working capital was largely driven by higher aluminum prices due to an increase in both the average LME price and regional premiums. Additionally, the unfavorable change in working capital includes a benefit of $112 related to customer receivables sold to a financial institution where the underlying trade receivables were uncollected as of June 30, 2022. See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing Activities
Cash used for financing activities was $13 in the 2023 six-month period compared with $14 in the 2022 six-month period. The use of cash in the 2023 six-month period was primarily due to tax payments in connection with the withholding of shares upon vesting of stock units. In the 2022 six-month period, the use of cash reflects $53 for the repurchase of 1,830,009 shares of the Company’s common stock (see Share Repurchase Programs below), somewhat offset by $50 in net borrowings under the ABL Credit Facility (see Debt Activity below).
Debt Activity—Arconic maintains a five-year credit agreement, dated May 13, 2020, with a syndicate of lenders named therein and Deutsche Bank AG New York Branch as administrative agent (the “ABL Credit Agreement”). The ABL Credit Agreement provides for a $1,200 senior secured asset-based revolving credit facility (the “ABL Credit Facility”) to be used, generally, for working capital or other general corporate purposes (available balance as of June 30, 2023 was $1,189 – see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). See Note Q to the Consolidated Financial Statements in Part II Item 8 of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on February 21, 2023) for additional information related to the ABL Credit Agreement.
In the 2023 six-month period, the Company borrowed $175 and repaid $175 under the ABL Credit Facility. These borrowings were designated as Secured Overnight Financing Rate (SOFR) loans with an initial one-month interest period. In the 2023 six-month period, the weighted-average interest rate and weighted-average days outstanding of the borrowings was 6.6% and 55 days, respectively. In March 2022, the Company borrowed $100 under the ABL Credit Facility. This borrowing was designated as a SOFR loan with an initial three-month interest period. In June 2022, the Company extended this borrowing for an additional three-month period. The applicable rate on this borrowing was 2.50% through June 15, 2022 and 4.22% beginning June 16, 2022. On June 30, 2022, Arconic repaid early $50 of this borrowing.
Share Repurchase Programs—On November 16, 2022, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase shares of its outstanding common stock up to an aggregate transactional value of $200 over a two-year period expiring November 17, 2024 (see Part II Item 2 in this Form 10-Q for additional information). In the 2023 six-month period, Arconic repurchased 35,615 shares of the Company’s common stock for $1 under this program.
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
Investing Activities
Cash used for investing activities was $132 in the 2023 six-month period compared with $127 in the 2022 six-month period. The use of cash in the 2023 six-month period was primarily due to $139 in capital expenditures, mostly due to sustaining spend at the U.S. rolling mills, slightly offset by proceeds received related to an eminent domain proceeding against land owned by Arconic. The use of cash in the 2022 six-month period was primarily due to $128 in capital expenditures, mostly due to growth spend at the U.S. rolling mills.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to the Proposed Merger
The announcement and pendency of the Merger could adversely impact the Company’s business, financial condition, and results of operations.
Uncertainty about the effect of the Merger on the Company’s employees, customers, and other parties may have an adverse effect on the Company’s business, financial condition, and results of operation regardless of whether the Merger is completed. These risks to the Company’s business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
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
•the inability to pursue alternative business opportunities or make appropriate changes to the Company’s business because the Merger Agreement requires the Company to use reasonable best efforts to conduct its business in the ordinary course, use commercially reasonable efforts to preserve its business organization intact and maintain existing relations with key customers, suppliers, lenders, partners, officers, employees, governmental entities and other third parties with whom the Company and its subsidiaries have significant business relationships or regulatory relationships, and refrain from taking certain actions prior to the completion of the Merger;
•litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
Litigation relating to the Merger has been filed against the Company and its Board of Directors, and demand letters have been received by the Company, which could prevent or delay the completion of the Merger or result in the payment of damages.
In connection with the Merger, complaints have been filed in federal court as individual actions. The complaints are captioned O’Dell v. Arconic Corporation, et al., 1:23-cv-04971 (S.D.N.Y. June 13, 2023); Wang v. Arconic Corporation, et al., 1:23-cv-05091 (S.D.N.Y. June 16, 2023); Bushansky v. Arconic Corporation, et al., 1:23-cv-05167 (S.D.N.Y. June 19, 2023); Williams v. Arconic Corporation, et al., 1:23-cv-05235 (S.D.N.Y. June 21, 2023); Rosenfeld v. Arconic Corporation, et al., 1:23-cv-05313 (S.D.N.Y. June 22, 2023); Laskaris v. Arconic Corporation, et al., 1:23-cv-05461 (S.D.N.Y. June 27, 2023); and Lawrence v. Arconic Corporation, et al., 1:23-cv-00720-UNA (D. Del. July 3, 2023) (the “Federal Complaints”). In addition, one complaint has been filed in Pennsylvania state court in connection with the Merger, captioned Garfield v. Austen, et al., No. GD23-00772 (Pa. Ct. Com. Pl., Allegheny Cty. Civ. Div., June 23, 2023) (the “State Complaint” and, together with the Federal Complaints, the “Complaints”).
The Federal Complaints generally allege that the Definitive Proxy Statement or the preliminary proxy statement filed by the Company with the SEC on June 2, 2023 in connection with the Merger (the “Preliminary Proxy Statement”) misrepresents and/or omits certain purportedly material information. The Federal Complaints assert violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against the Company and the members of its Board of Directors. The State Complaint generally alleges, in connection with the Preliminary

Proxy Statement and/or the Definitive Proxy Statement, violation of the Pennsylvania Securities Act of 1972, 70 P.S. § 1-401, et seq., as well as negligent misrepresentation and concealment under Pennsylvania common law, against the Company, the members of its Board of Directors, and Apollo. The Complaints seek, among other things: (a) an injunction enjoining the consummation of the Merger; (b) rescission or rescissory damages in the event the Merger is consummated; (c) direction that defendants account for all damages suffered as a result of any misconduct; (d) direction that defendants file a proxy statement that does not contain alleged misstatements and/or omissions; (e) a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; (f) a declaration that defendants violated 70 P.S. § 1-401 and/or Pennsylvania common law; (g) an award of punitive damages, as allowed by law; (h) costs of the action, including reasonable plaintiffs’ attorneys’ fees and experts’ fees and expenses; and (i) other relief the court may deem just and proper.
In addition to the Complaints, certain purported shareholders of the Company have sent demand letters (the “Demands”) alleging similar deficiencies and/or omissions regarding the disclosures made in the Preliminary Proxy Statement or the Definitive Proxy Statement. In addition to the Complaints and the Demands, on July 21, 2023, a purported Arconic shareholder filed a complaint in the Delaware Court of Chancery seeking to compel inspection of the Company’s books and records under 8 Del C. § 220 relating to, among other items, the Company’s entry into the Merger (the “§ 220 Complaint,” and together with the Complaints and the Demands, the “Matters”). The shareholder also filed a letter with the court stating that the § 220 Complaint was filed to preserve standing while the parties determine whether the matter may be resolved without court intervention.
The Company cannot predict the outcome of the Matters but believes that they are without merit, and that no further disclosure is required under applicable law. To avoid the risk of the complaints and demand letters delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Arconic determined to make voluntary supplemental disclosures related to the Merger for the purpose of mooting any alleged disclosure issues. The litigation-related supplemental disclosures were filed by Arconic on a Form 8-K on July 14, 2023. As of the date of this report, all of the Complaints have been voluntarily dismissed.
Failure to consummate the Merger within the expected timeframe or at all could adversely impact the Company’s business, financial condition, and results of operations.
The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including the absence of any injunction by any court or other tribunal of competent jurisdiction, or adoption of any law, that prohibits or makes the consummation of the Merger illegal and the receipt of certain regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having in all material respects performed and complied with its covenants in the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.
If the Merger is not completed, the Company’s stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. The Company’s ongoing business may be materially adversely affected, and the Company would be subject to a number of risks, including the following:
•the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;
•the Company would incur significant costs in future periods relating to the Merger, such as legal, accounting, financial advisor, printing, and other professional services fees, which may relate to activities that the Company would not have undertaken other than to complete the Merger;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs*	Approximate dollar value of shares that may yet be purchased under the plans or programs*
April 1 - April 30, 2023	—	$—	—	$153,000,000
May 1 - May 31, 2023	—	—	—	153,000,000
June 1 - June 30, 2023	—	—	—	153,000,000
Total for quarter ended June 30, 2023	—		—
________________
*     On November 16, 2022, Arconic announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200 million of common stock for a two-year period expiring November 17, 2024. Repurchases under the program may be made from time to time, as the Company deems appropriate, based on a variety of factors such as price, capital position, liquidity, financial performance, alternative uses of capital, and overall market conditions. There can be no assurance as to the number of shares the Company will purchase, if any. The share repurchase program may be increased or otherwise modified, renewed, suspended, or terminated by the Company at any time, without prior notice. In connection with the establishment of this share repurchase program, the prior $300 million repurchase program, which the Company completed in August 2022, was terminated. This program is intended to comply with Rule 10b5-1 and all purchases shall be made in compliance with Rule 10b-18, including without limitation the timing, price, and volume restrictions thereof.

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

Arconic Corporation

July 31, 2023	/s/ Erick R. Asmussen
Date	Erick R. Asmussen
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

July 31, 2023	/s/ Mary E. Zik
Date	Mary E. Zik
Vice President, Controller
(Principal Accounting Officer)